Form 10KSB40
period 1999-12-31
HYATON ORGANICS INC
filed 2000-04-14
CIK 1097805

SECURITIES AND EXCHANGE COMMISSION
                              Washington DC. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________.

Commission file number:  0-27853

                              HYATON ORGANICS INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                         86-0913555
(State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)


                     1500 West Georgia Street, 13th Floor,
                  Vancouver, British Columbia, Canada V6G 2Z6
              (Address of principal executive offices) (Zip Code)

                                 (604) 623-3300
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
at least the past 90 days.  Yes     X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

As of March 15, 2000, the aggregate market value for the shares of the common stock, no par value, held by non-affiliates was approximately $71,782,020.

The number of shares outstanding of registrant's only class of common stock, as of March 15, 2000, was 27,556,000 shares of its common stock, no par value.

Documents Incorporated by Reference: None

Exhibit Index is located at Page 18.

With the exception of historical facts stated herein, the following discussion may contain forward- looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those anticipated in such forward-looking statements. Factors that could cause actual results to differ materially include, in addition to other factors identified in this report, the Company's operating losses, its need for additional capital, its ability to commercially develop its proposed products, and dependence on key personnel, all of which factors are set forth in more detail in the sections entitled "Certain Considerations" and "Management's Discussion and Analysis or Plan of Operation" herein. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

        In this statement, all dollar amounts are expressed in United States dollars unless otherwise stated.

                                     PART I.

Item 1.  Description of Business

                              BUSINESS DEVELOPMENT

Historical Information

        Hyaton Organics Inc. ("Hyaton" or the "Company") was incorporated in Nevada on August 20, 1996, under the name Hayoton Company Incorporated as a management company for resorts and hotel properties. In September 24, 1996, the Company changed its name from Hayoton Company Incorporated to Hyaton Company Incorporated and then to Hyaton Organics Inc. on October 21, 1999. The Company was dormant until June 1997, when the Board reevaluated its business plan and decided to focus the Company's business on commodity production and/or purchase and resale of same through strategic alliances with leading environmental corporations.

        As part of the Company's new business plan, on November 2, 1998, the Company entered into a Plan and Agreement of Reorganization ("Reorganization Agreement") with Kafus Industries Ltd. ("Kafus"), a British Columbia corporation. Under the Reorganization Agreement, the Company issued to Kafus 20,000,000 shares of its Common Stock in exchange for all of the Common Shares of Camden Agro-Systems Inc. ("Camden"), an Ontario corporation, owned by Kafus. Prior to the reorganization, Kafus owned 9,000 common shares of Camden, constituting 90% of Camden's outstanding common shares. As a result of the reorganization, Kafus owns approximately 72.6% of the Company's outstanding shares of Common Stock and the Company's primary business interest is Camden. Unless otherwise indicated, reference to "Hyaton" or the "Company" shall mean Hyaton Organics Inc. and its wholly-owned subsidiary, Camden Agro-Systems Inc.

        Further, as part of the Reorganization Agreement, the Company is required to issue one additional common share to Kafus for each $.20 of aggregate earnings before interest, taxes, depreciation and amortization of Camden accumulated during the period beginning on the closing date of the reorganization and ending upon the earlier of: (a) two years from November 2, 1998, or (b) eighteen months from the commencement of commercial operations by a Camden plant.

Camden Agro-Systems Inc.

        The Company's primary asset is its interest in Camden, and all of the Company's operations are conducted by Camden. Camden is a development stage company that intends to develop turnkey facilities capable of producing organic-based fertilizers from animal residues such as hog and poultry manure. Prior to January 1999, Camden also was planning the development of facilities for the production of animal feed from food waste.

        Camden Agro-Systems Inc. was incorporated under the Ontario Business Corporation Act (1982) on November 24, 1994, for the purpose of business management, consulting and product development. For at least the past three years, Camden has primarily focused its business on the development of converting organic waste into animal feed and animal residues into organic fertilizer. Camden believes that there are environmental pollution concerns from animal residues. Many governmental authorities are invoking stringent environmental laws and regulations regarding pollution, contamination and the accumulation and disposal of waste products such as animal residues. Camden believes that it is developing a waste management process by reducing pollution in ground and surface waters and by providing a valuable source of nutrients and organic material for plant production.

         Since February 1998, Camden had been operating a pilot program for an organic waste processing facility at Bartow, Florida (the "Bartow Plant"). At the Bartow Plant, Camden processed organic waste supplied by dairy, bakery and ice cream makers into animal feed supplements. During the pilot program, Camden entered into an exclusive marketing distribution agreement with Miracle Feeds of Canada, Ltd., whereby Miracle Feeds of Canada agreed, subject to certain conditions, to purchase all of Camden's animal feed supplement produced by Camden at its Bartow Plant. In light of the agreement with Miracle Feeds of Canada, Camden began to upgrade its Bartow Plant to full commercial production. At full production, the Bartow Plant would have been capable of producing approximately 22,000 short tons of animal feed per year. In addition, Camden was negotiating a product buy-out agreement with an animal feed supplier, and was in the planning stages for an animal feed plant in Lakeland, Florida.

        In January 1999, Camden decided to discontinue its animal feed from food waste program to concentrate its energy and resources on its organic fertilizer products. In light of its limited capital and resources, Camden believed that the organic fertilizer market, which is larger than the animal feed market, provided it a better and faster opportunity to earn revenues. Further, because Camden's proposed animal feed processing may be subject to duplication by competitors, this could have the effect of increasing Camden's competitors. As a result of this decision, Camden allowed its lease at the Bartow Plant to expire, and ceased all animal feed research and development including its operations at the Bartow Plant and proposed construction project in Lakeland, Florida. Notwithstanding its current direction, the Company may, in the future, resume the development of animal feed from organic waste.

        Organic Fertilizer Products

        Since its redirection in January 1999, Camden has focused on developing organic fertilizer products from animal residues. Camden believes that the organic fertilizer market provides great potential for the sale of Camden's organic fertilizers, and justified the continued research and development of proprietary organic fertilizers. Since 1996, Camden has been collaborating with experts in crop science, animal sciences, agronomy, fertilizers, and equipment manufacturers to research and test its organic fertilizer process and proposed products in Canada, the United States and abroad.

        In 1998, Camden narrowed its organic fertilizer research by selecting organic waste materials, such as animal residues that have been aerobically processed under specific, optimally controlled conditions. The resulting materials have then been used to manufacture three new products. These products were initially marketed under the brand VERDANT ORGANIC. However in 1999, Hyaton applied for TRULY ORGANIC(TM) as its trademark in the United States. This application is currently pending. These proposed products are as follows:

     o Pure Organic Fertilizer Blends, to be marketed as TRULY ORGANIC(TM)MTO series, are a basic product from which all other Camden fertilizer formulas will be based upon. They are designed to supply nitrogen (N), phosphorus (P), and potash (K) to plants as required on a bio-modulated release basis. The composition of the Pure Organic Fertilizer Blends is designed to restore and maintain soil organic matter quality and quantity, to improve soil aggregation and porosity to increase water infiltration and retention, to enhance gas and cation exchange, to improve root growth, and to reduce water and wind erosion;

     o Enhanced Organic Fertilizer Blends, to be marketed as TRULY ORGANIC(TM) MTE series, are organic in origin, then enhanced with chemical nutrients. The chemical nutrients are added to the organic blend to meet individual crop requirements such as radishes, lettuce, and tomatoes; and

     o Growing Media, to be marketed as TRULY ORGANIC(TM) GROWING MEDIA, is a new proposed product line that can be used as a substrate for the cultivation of greenhouse plants, a potting soil or a soil supplement to home gardens. This product line is manufactured from organic raw materials which contain sufficient naturally-occurring quantities of nitrogen, phosphorus, potash and other essential elements for commercial plant growth.

        Camden plans to market Camden's organic fertilizer products by engaging compatible corporate partners to market and distribute its organic fertilizer products as well as large volume end users and home and garden distributors/retailers.

        As part of its business redirection, Camden is proposing to develop a 52 acre organic fertilizer facility located in North Carolina. Camden proposes to convert organic fertilizer from animal residues acquired from local farmers. Camden intends to use its process originally developed at the Bartow Plant as a template for creating similar organic fertilizer facilities utilizing their modular design and manufacturing process. Camden has filed a patent application in the United States for this process. See "Camden Agro-Systems Inc. - Patents and Trademarks."

        The Camden Agro-System Process

        The Camden process is a procedure in which animal residues such as poultry and hog manure is treated and recycled into organic fertilizers. The principal steps are (a) receipt and mixing of the organic waste materials, (b) aerobic processing (which is similar to composting), (c) mixing the composting material with plant nutrients, and (d) post aerobic processing and packaging.

        Camden intends to exploit its process by establishing organic fertilizer manufacturing facilities internationally. In order to meet this objective, Camden believes that it must:

     o Enter into long-term, supply agreements from organic waste generators such as farmers in the case of animal waste;

     o    Use its proprietary manufacturing process; and

     o Enter into long-term marketing and product buy-out agreements from reputable companies.

        Camden believes that its proposed organic fertilizer manufacturing facilities can be developed worldwide. In determining an area that may be conducive to one of Camden's facilities, Camden considers the following:

        1. Identification of those areas that have documented organic waste management problems, and can generate sufficient volumes of animal residues to sustain an organic fertilizer operation;

        2. Active industry associations that are willing to work with Camden in identifying solutions for organic waste such as animal residues; and

        3. Active local and state governments that are willing to work with Camden in identifying solutions for organic waste such as animal residues.

        In applying the above criteria, Camden has selected North Carolina as its first proposed organic fertilizer processing plant. During the evaluation process, Camden noted that the state of North Carolina had a large number of both poultry and hog producers, had active state and national associations for poultry and hog producers, provides incentives to poultry producers to remove animal residues through a secondary process or where land application is avoided, and had a mild climate that allowed year-round plant operations and allowed animal residue transportation without damage due to weather, such as freezing.

        On May 19, 1999, Camden entered into a letter of intent to acquire approximately 52 acres in Merry Hill, North Carolina. The property is currently permitted as a composting facility and Camden intends to retrofit it to convert animal residues into organic fertilizer products. The proposed purchase price is approximately $750,000 to be paid in part by cash and the assumption of certain debt. The letter of intent expired October 15, 1999, but Camden has extended the deadline upon the payment of $10,000. However, Camden and the owner are still in discussion regarding the acquisition. Camden has obtained an environmental permit and construction permit for the Merry Hill site. The acquisition of the property is subject to Camden, through the Company, raising sufficient funds to pay for the property and no assurance can be given that Camden will be able to complete the acquisition.

        On February 15, 2000, Hyaton entered into a purchase agreement with Furst-McNess Company under which Furst-McNess shall have the right to purchase, promote, market and distribute Hyaton's fertilizers and growing media produced at its proposed Merry Hill, North Carolina facility. The purchase price for the products will be equal to the net selling price to the end user less a percentage to Furst- McNess. The amount of the percentage will be based upon the net selling price. The term of the agreement will continue until the fifth anniversary of the final completion date of the Merry Hill, North Carolina facility, subject to extension and is subject to certain conditions.

        Research and Development

        Camden has conducted its research and development in conjunction with universities and governmental agencies. In 1996, Camden conducted two livestock feeding and fertilizer trials at Kansas State University, Kansas. During the process, several short tons of organic waste were processed into two livestock feed supplements and one organic-based fertilizer. The livestock feeding trial conducted by Kansas State University involved 70 heads of cattle, and the fertilizer trial consisted of comparing grain sorghum yields in a series of replicated field plots. The trials indicated that animal residues can be used as a supplement to livestock feed and that animal residues used in organic-based fertilizers could exceed commercial fertilizers in yield/acre.

        More recently, between September 1998 and February 1999, Camden, in cooperation with the Eastern Cereal & Oilseed Research Centre, a Division of Agriculture and Agri-food Canada, Ottawa, Ontario, conducted a joint research project assessing the physical, chemical and agronomic characteristics of Camden's organic fertilizer blends and growing media, TRULY ORGANIC(TM) MTO, TRULY ORGANIC(TM) MTE, and TRULY ORGANIC(TM) GROWING MEDIA. The research project compared Camden's organic fertilizer blends and growing media with traditional growing media and chemical fertilizers. Tests were conducted on three major types of crops: a leafy crop (lettuce); a root crop (radish); and a fruit crop (tomato). Results of the trials indicated that the performance of Camden's organic fertilizer blends met or exceeded that of traditional fertilizers.

        Agriculture and Agri-food Canada is a Canadian governmental agency that promotes the development, adaptation and competitiveness of the agriculture and agri-food sector through policies and programs that are most appropriately provided by the Canadian federal government. The overall goal is to help the sector maximize its contribution to Canada's economic and environmental objectives and achieve a safe, high quality food supply while maintaining a foundation for agriculture. Since 1997, Camden has expended approximately $200,000 for research and development of its organic products, and Camden has committed an additional Cdn $60,000 for comparative testing and further development of its organic fertilizer blends at Agriculture and Agri-food Canada.

        The development of Camden's organic fertilizers blends and growing media is in its initial stages. No assurance can be given that Camden will be able to produce the same test results under commercial production conditions.

        Sources and Availability of Raw Materials

        Camden's main source of raw materials for its organic fertilizer products will be animal residues initially consisting of poultry manure and hog manure. Camden believes that there is a great supply of these ingredients. Camden intends to enter into by-products supply agreements with initially poultry and hog farmers located in North Carolina. Under the by-products supply agreement, the farmers will supply Camden with animal residues meeting certain specifications. Camden will pay the farmer for the animal residues with the right to receive any state incentives for the disposal of the animal residues. Due to the increase in organic waste material, some states such as North Carolina provide incentives and/or subsidies to companies that recycle organic waste.

        Customers

        At this  time,  because  Hyaton  is in the  development  stage it has no customers. However, Hyaton has entered into a purchase agreement with Furst-McNess Company under which Furst-McNess will purchase products of Hyaton subject to certain conditions.

        Competition

        Camden is directly and indirectly in competition with other fertilizer businesses, including other organic recycling facilities. Further, many of Camden's competitors have greater production capacity and greater financial resources and, therefore, may be better able to compete in the domestic and international markets. Competing technology may also be developed by the other companies in the industry. Further, many of Camden's competitors may take action such as price reductions to keep their markets and hinder Camden's ability to sell its products. There can be no assurance that Camden will be able to develop a competitive position in the fertilizer industry.

        Patents and Trademarks

        In the course of Camden's ongoing organic fertilizer research, it has developed various technological innovations in the areas of manufacturing process as well as products. At June 24, 1999, the Minister of Agriculture and Agri-food Canada on behalf of Camden applied for patents in the United States for its three product lines: Pure Organic Fertilizer Blends, Enhanced Organic Fertilizer Blends, and Growing Media. Collectively, the applications include composition claims for its organic fertilizers and manufacturing processes. In conjunction with the evaluation of Camden's organic products, the patents were transferred to Camden. These patent applications are currently pending.

        No assurance can be given that Camden's manufacturing process will be granted a patent, or if granted, that it will afford protection against competitors. Further, any patent issued to Camden could be challenged, invalidated or circumvented by others. Further, since patent applications in the United States are maintained in secrecy until the patent is issued, Camden cannot be certain that others have not filed patent applications directed toward inventions covered by its pending patent applications or that it was the first to file patent applications on such inventions. There can also be no assurance that any application of Camden's technologies will not infringe patents or proprietary rights of others or that licenses that might be required for Camden's processes or products would be available on reasonable terms. The extent to which Camden may be required to obtain licenses from others, the cost and the availability of such licenses are unknown.

        Camden also makes use of its trade secrets or "know-how" developed in the course of its research and development in the area of manufacturing process. To the extent that Camden relies upon trade secrets, unpatented know-how and the development of improvements in establishing and maintaining a competitive advantage in the market for Camden's products, there can be no assurances that such proprietary technology will remain a trade secret or that others will not develop substantially equivalent or superior technology to compete with Camden's products.

        Hyaton has filed a trademark for "TRULY ORGANIC" in the United States. The trademark is currently pending.

        If Camden becomes involved in litigation regarding its intellectual property, it could consume a substantial portion of Camden's resources. Camden may lack the financial resources to defend its intellectual property claims or to prosecute infringements by others.

Environmental Regulations

        The location, construction, and operation of organic fertilizer facilities are regulated by state and federal environmental laws. Obtaining local approvals and state air, water and operating permits is a detailed and complex process. This may especially be true where the proposed facility is to be located in or near urban areas. Requisite approvals to be obtained in most jurisdictions include Local Planning Board, Zoning Boards, Solid Waste and Water Disposal Boards, Composting Operation Permits, Air Permits and Building Permits. Recently, Hyaton received an environmental permit at its proposed facility located in Merry Hill, North Carolina.

Employees. As of December 31, 1999, the Company, and its subsidiary, had five consultants and one employee.

                             CERTAIN CONSIDERATIONS

        In addition to the other information presented herein, the following should be considered carefully in evaluating the Company and its business. This information contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and elsewhere herein.

        Lack of Profits and Going Concern Opinion. For the year ended December 31, 1999, the three months ended December 31, 1998, and year ended September 30, 1998, the Company incurred net losses of $739,192, $126,131 and $268,548, respectively. As a result of these losses and negative cash flows from operations, the Company's auditors' report on the Company's consolidated financial statements include an additional paragraph which refers to uncertainties as to the Company's ability to continue to operate as a going concern.

        Development Stage Company. Hyaton is in its development stage, researching and developing organic-based fertilizers. The Company has no commercial products. Although under test conditions, the Company's proposed organic fertilizers performed as well, if not better, than traditional chemical fertilizers, no assurance can be given that the Company will be able to achieve the same results under commercial conditions. Further, Hyaton will face the same challenges experienced by other development stage companies, including, but not limited to, developing market acceptance for its proposed products.

        Need for Additional Capital. The Company believes that it will need additional working capital to finance and develop organic fertilizer facilities and for its operations in 2000. No assurance can be given that the Company will be successful in raising capital for its projects or, if raised, that it will be on terms favorable to the Company. In the event the Company is required to raise additional capital through private placement of its equity securities, such placement of equity securities will have the effect of diluting existing shareholders' ownership interest in the Company. If the Company is unable to raise sufficient funds to finance these projects, the Company may not be able to complete its projects which will have an adverse effect on the Company's business objectives.

     Dependence on Key Personnel. The Company is dependent on Mr. Robert Novitsky, President, for his expertise. The loss of Mr. Novitsky could have a material adverse effect upon the Company.

     Concentration of Stock Ownership. As of December 31, 1999, Kafus owned 20,000,000 shares of Common Stock of the Company constituting approximately 72.6% of the outstanding shares. As a result of its ownership, Kafus will have substantial control over corporate matters without seeking other shareholder approval, including the election of directors and approval of significant corporate transactions. Further, such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

     Authorization of Preferred Stock; Possible Anti-Takeover Effects. The Board of Directors is authorized to issue Preferred Stock and to determine the dividend, liquidation, conversion, redemption and other rights, preferences, and limitations of such shares without further vote or action of the stockholders. Accordingly, the Board of Directors is empowered, without shareholder approval, to issue Preference Stock with dividend, liquidation, conversion, or other rights which could adversely affect the voting power or the rights of the holders of the Common Stock. In the event of such issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging and delaying or preventing a change in control of the Company.

     No Dividends. The Company has not paid cash dividends on its Common Stock since its inception and does not anticipate any cash dividends on the Common Stock in the foreseeable future. For the foreseeable future, the Company intends to reinvest the earnings of the Company, if any, in the development and expansion of its business.

Item 2.  Description of Property

     The Company, through Camden, leases 900 square feet of office space in an office building located at 2285 St. Laurent Boulevard, Unit 16, Ottawa, Ontario, Canada. The lease has no fixed terms and may be terminated within 30 days written notice. The Company pays a monthly rent of approximately CDN $1,700.

Item 3. Legal Proceedings

     Neither the Company nor Camden is involved in any legal proceeding.

Item 4.  Submission of Matters to a vote of Security Holders

     None

Item 5.  Market for common equity and Related Stockholder Matters

     The Company's Common Stock began trading on the OTC Bulletin Board under the symbol "HYTN" on September 30, 1998. The Company has a limited market for its Common Stock with no real trading volume. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low prices of the Company's Common Stock on a quarterly basis since September 30, 1998, are as follows:

Quarter Ended                    High              Low
-------------                    ----              ---
December 31, 1999               $3.25             $2.00
September 30, 1999              $2.00             $2.00
June 30, 1999                   $2.50             $1.75
March 31, 1999                  $3.00             $1.50
December 31, 1998               $2.00             $0.19


Item 6.  Management's Discussion and Analysis or Plan of Operation

General

        The following discusses the Company's financial condition and results of operations based upon the Company's consolidated financial statements which have been prepared in accordance with generally accepted accounting principles.

        The Company was formed on August 20, 1996, to evaluate businesses for possible acquisition. Effective November 2, 1998, the Company completed a reorganization with Kafus whereby the Company issued 20,000,000 shares of its Common Stock in exchange for Kafus' 9,000 common shares of Camden. Through Camden, the Company is in the business of management consulting and product development, and the Company's efforts have focused primarily on the development of organic fertilizers from animal waste.

        During fiscal year 1998, the Company changed its year end from September 30 to December 31. The following information discusses the Company's results of operations for the year ended December 31, 1999, and for the three months ended December 31, 1998. Because the Company is in the development stage, the following financial information is not indicative of the Company's operations in the future.

Results of Operations

For the year ended December 31, 1999

        Revenues. For the year ended December 31, 1999, the Company had revenues of $39,253.

        Expenses. Total expenses for the year ended December 31, 1999, were $778,445. Most of the expenses consisted of consulting and professional fees related to the development of the Company's organic fertilizers and for product development and research costs. Included in total expenses was employee equity compensation of $222,500.

        Net Loss. The Company incurred a net loss of $739,192 for the year ended December 31, 1999, primarily related to the lack of revenues.

For the three months ended December 31, 1998

        Revenues. Revenues for the three months ended December 31, 1998, were $36,465. Revenues were primarily derived from contract services regarding environmental studies.

        Expenses. Total expenses for the three months ended December 31, 1998, were $162,596, consisting primarily of consulting and other professional fees, product development and research costs and administrative and other expenses. Consulting fees related to engineer and administrative services provided to the Company. Product development and research costs relate primarily to the development of organic animal feed from organic waste and organic fertilizers from animal residues, patent applications for organic fertilizers and project costs for consulting services rendered. As previously discussed, during the beginning of 1999, the Company began to concentrate its efforts toward the development of organic fertilizers from animal residues.

        Net Loss. The Company had a net loss of $126,131 for the three months ended December 31, 1998.

Year ended September 30, 1998 compared to Year ended September 30, 1997

        Revenues. Revenues for the year ended September 30, 1998, were $2,805 compare to no revenues for the year ended September 30, 1997. Revenues were primarily derived from contract services regarding environmental studies.

        Expenses. Total expenses for the year ended September 30, 1998, were $271,353 compared to total expenses of $22,059 for the year ended September 30, 1997. During the year ended September 30, 1998, expenses increased substantially in consulting and other professional fees, product development and research costs and administrative and other expenses. Consulting fees related to engineer and administrative services provided to the Company. Product development and research costs relate primarily to the development of organic animal feed and fertilizers from animal residues.

        Net Loss. For the year ended September 30, 1998, the Company had a loss of $268,548 compared to a loss of $22,059 for the year ended September 30, 1997. The substantial loss incurred during the year ended September 30, 1998, can be attributed to the increase in total expenses related to the development of the Company's proposed products.

Liquidity and Capital Resources

        The Company is a development stage company that intends to develop and market fertilizer derived from animal residues. At this time, the Company has no substantial revenues, and does not anticipate any substantial revenues until it is able to develop and sell its products. Previously, the Company has received loans to fund its operations and provide working capital. It is anticipated that the Company will continue to finance its operations through loans and equity and debt financings. As of December 31, 1999, the Company's working capital deficit was $15,109 and as of December 31, 1998, the Company's working capital was $12,029.

Impact of the Year 2000 Issue

        The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's, or its suppliers' and customers' computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

        Because the Company is in the development stage and has no significant operations, the Company does not anticipate that its software or computer systems will require any significant modification or replacement in response to the Year 2000 Issue. As of December 31, 1999, the Year 2000 Issue did not materially affect the operations of the Company and its subsidiary. The Company will continue to monitor any Year 2000 Issue.

Item 7.  Financial Statements

        The information required by item 310(a) of Regulation S-B is attached to this Annual Report.

Item 8.  Changes in and Disagreements with Accountants

        None

Item 9.  Directors, Executive Officers, Promoters and Control Persons


                                   MANAGEMENT

Executive Officers and Directors

        The directors and executive officers of the Company as of December 31, 1999, are as follows:



           Name                    Age      Office or Position                   Held Position Since
           ----                    ---      ------------------                   -------------------

Executive Officers and Directors
of the Company:

Robert Novitsky                    52       President, Director                         1999

Manfred Schultz                    51       Vice President of Business                  1999
                                            Development, Director

Michael McCabe                     42       Chief Financial Officer, Director           1998

Peter Schlesinger                  65       Director                                    1999

Milton Datsopoulos                 59       Director                                    1999

Gordon Robinson                    59       Director                                    1999

Paul McClory                       59       Director                                    1999


           Name                    Age      Office or Position                   Held Position Since
           ----                    ---      ------------------                   -------------------

Tony Valentine                     38       Director                                    1999

Lynda Murdock                      38       Treasurer                                   1999

Fiama Walker                       55       Secretary                                   1999

Executive Officers of Camden:

Robert Novitsky                    52       President                                   1996

Manfred Schultz                    51       Vice President of Business                  1999
                                            Development



     The following sets forth the principal occupations during the past five years of the directors and certain executive officers of the Company and executives of its subsidiary.

     Robert L. Novitsky has been the President and Director of the Company since March 1999 and has been with the Company since 1998. Mr. Novitsky has also been the President of Camden since 1996. Mr. Novitsky was a Director of The CanFibre Group Ltd. from August 1992 to December 1997. Since 1990, Mr. Novitsky has been President and Director of Notra Environmental Services Inc. and Notra Marine. From 1989 to 1990, he was Executive Vice-President in charge of management for Amtek Engineering Service Incorporated, an engineering consulting company. From 1986 to 1990, he was President of SSI Monenco Limited and responsible for all corporate activities associated with that professional engineering company. He has a Bachelor degree in Chemical Engineering from Royal Military College in Kingston, Ontario, an Ocean Engineer degree from MIT and a Master of Science in Materials Engineering and Science from MIT.

     Manfred W. Schultz has been the Vice President of Business Development of the Company since September 1, 1999, and Director of the Company since August 1999. Mr. Schultz has also worked with Camden on a consultative basis since June 1999. From 1995 to 1999, Mr. Schultz worked as a business consultant for various businesses and held senior executive and Director positions at Integrated Resources Corp. and Northern Ostrich Corp. From 1987 to 1995, he founded and was President and Chief Executive Officer of Koala Beverages Ltd. where he was responsible for development and overall management. He has a Bachelor of Arts degree in Economics from the University of Western Ontario.

     Michael McCabe has been Chief Financial Officer and a Director of the Company since 1998. Since 1997, Mr. McCabe has served as President and a Director of Kafus Industries Ltd. From 1996 until May 1997, Mr. McCabe was
Managing Director of Project Finance for Key Global Finance Ltd. in Boston, Massachusetts. From 1991 to 1996, he was Senior Vice President of BTM Capital Corporation. He has a BS in Chemistry and Physics from Bridgewater State College, an MS in Chemical Engineering from Purdue University, and an MBA in Finance from Pace University.

     Peter Schlesinger has been a Director of the Company since August 1999. Since December 1993 Mr. Schlesinger has been a Director of, and since March 1998, Chairman of the Board and Chief Financial Officer of, MGPX Ventures Inc. Now self-employed, Mr. Schlesinger was a partner of a Canadian stockbrokerage firm, Annett Partners, for ten years and manager of a Bermuda investment company, Tatra Ltd., since 1974. He was president of Halton Insurance, a Bermuda insurance company, listed on The Toronto Stock Exchange, from 1988 to 1994. For ten years he has also served as president of the Canadian Parkinson Disease Foundation. Mr. Schlesinger has a BS in Psychology and Economics, and an MBA in Finance from Columbia University.

     Milton Datsopoulos became a Director of the Company on October 15, 1999. Mr. Datsopoulos has also been a director of Kafus since March 25, 1998. Since 1974, Mr. Datsopoulos has been a partner of Datsopoulos, MacDonald & Lind, P.C., attorneys at law.

     Gordon Robinson became a Director of the Company on October 15, 1999. Mr. Robinson has also been a director of Kafus since March 25, 1998. Since 1992, Mr. Robinson owns and operates a home improvement business.

     Paul McClory was appointed to the Board of Directors on October 15, 1999. He was also director of Kafus from June 11, 1996, until 1998. For over the past five years, Mr. McClory, through his wholly-owned company Willow Holdings, Inc., has been a consultant to several public and private companies including Kafus and North American Tire Recycling Ltd.

     Tony Valentine became a Director of the Company on October 15, 1999. Mr. Valentine has also been a director of Kafus since February 3, 1999. Since July 5, 1999, Mr. Valentine has been Executive Vice President and Chief Financial Officer of Kafus. Prior to this time and since 1997, Mr. Valentine has been a Vice President of Enron Capital & Trade Resources Corp.'s Industrial Services Group in Houston. From 1993 to 1995, Mr. Valentine was a Vice President of
General Electric Capital Services and from 1989 through 1993, he was an associate with Chase Manhattan Bank in New York. Mr. Valentine was a Chemical Engineer with Shell Oil Company in New Orleans from 1984 through 1987. Mr. Valentine received a Bachelor of Science degree in Chemical Engineering from the University of Tennessee and an MBA from Harvard Business School.

     Lynda Murdock was appointed Treasurer to the Company on October 15, 1999. Since June 1999, Ms. Murdock has been Senior Vice President of Taxation, Audit and Accounting for Kafus. Prior to her time with Kafus, Ms. Murdock has spent the last 15 years in public accounting practice, most recently as a Tax Partner with KPMG LLP of Canada. Ms. Murdock is a Chartered Accountant and has a B.Comm honor's degree from the University of British Columbia.

     Fiama Walker has been Secretary of the Company since September 16, 1999. Ms. Walker has been Assistant Corporate Secretary and Manager of Compliance of Kafus since July 7, 1998. For the last 25 years, Ms. Walker worked as a paralegal and legal assistant for various law firms in British Columbia, specializing in corporate and commercial law. She has completed diploma courses in business administration, accounting and law from various colleges and universities in British Columbia.

Item 10.  Executive Compensation

Executive Compensation

     None of the Company's directors, officers, or employees or officers and employees of its subsidiaries earned in excess of $100,000 for the year ended December 31, 1999.

        The following table sets forth the compensation of the Company's president during the last fiscal year. No officer received annual compensation in excess of $100,000 during the last fiscal year.

                           SUMMARY COMPENSATION TABLE


                                                                                              Long Term Compensation
                                                                             ------------------------------------------------------
                                           Annual Compensation                         Awards                Payout
                               -------------------------------------------   ---------------------------  -------------
                                                                               Restricted  Securities
                                                           Other Annual           Stock    Underlying         LTIP       All Other
Name and Principal                                         Compensation         Award(s)     Options         Payout      Compensa-
Position                Period     Salary      Bonus ($)        ($)                ($)         (#)             ($)       tion ($)
--------------------------------------------------------------------------   ---------------------------  -------------------------

Robert L. Novitsky       1999    $45,767(1)
President                1998    $10,149(2)           -          -                 -            -               -            -



(1) Represents consulting fees. Mr. Novitsky does not receive any salary for serving as President.

(2) Mr. Novitsky has been receiving a salary in the form of consulting fees of Cdn $3,383 per month for serving as the president of Camden. The figure $10,149 represents three months' salary.

        At this time, the Company does not pay its directors compensation as serving as such and for their attendance at board meetings. Further, at this time, the Company does not provide pension, retirement or similar benefits to its officers and directors. However, directors receive stock options as compensation.

Outstanding Options Granted to Directors and Executive Officers

        The following table provides information relating to share options granted to directors and certain executive officers of the Company and its subsidiary, Camden, as a group, and outstanding as of December 31, 1999.



           Name                 Number of Options      Exercise Price            Expiration Date
           ----                 -----------------      --------------            ---------------
Robert Novitsky                    125,000                  $1.50               October 13, 2004

Michael A. McCabe                   25,000                  $1.50               October 13, 2004

Peter Schlesinger                   25,000                  $1.50               October 13, 2004

Manfred W. Schultz                 100,000                  $1.50               October 13, 2004

Milton Datsopoulos                  25,000                  $1.50               October 13, 2004

Gordon Robinson                     25,000                  $1.50               October 13, 2004

Paul McClory                        25,000                  $1.50               October 13, 2004

Tony Valentine                      25,000                  $1.50               October 13, 2004

Lynda Murdock                       10,000                  $1.50               October 13, 2004

Fiama Walker                        5,000                   $1.50               October 13, 2004


           Name                 Number of Options      Exercise Price            Expiration Date
           ----                 -----------------      --------------            ---------------

Officers and Directors as           390,000
a group (9 persons)


        In addition to the foregoing, the Company has granted to its employees five-year options to purchase, in the aggregate, 55,000 shares of Common Stock of the Company at $1.50 per share.

        The following table sets forth the options granted to Mr. Novitsky during the past fiscal year.


                               OPTION GRANTS IN LAST FISCAL YEAR

                                Individual Grants
                    --------------------------------------------------------------------------------------
                          Number of        % of Total Options
                          Securities           Granted to
                      Underlying Options      Employees in       Exercise or Base
       Name              Granted (#)          Fiscal Year          Price ($/Sh)        Expiration Date
----------------------------------------------------------------------------------------------------------

Robert Novitsky             125,000                45.5%                 $1.50         October 13, 2004


        The following table sets forth Mr. Novitsky's fiscal year option values. No options were exercised by Mr. Novitsky during 1999.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                                          Value of
                                                                                     Unexercised In-the-
                                                          Number of Unexercised at    Money Options at
                                                                 FY-End (#)             FY-End ($)(1)

                      Shares Acquired    Value Realized         Exercisable/            Exercisable/
       Name           on Exercise (#)         ($)              Unexercisable            Unexercisable
----------------------------------------------------------------------------------------------------------
Robert Novitsky             None              None          125,000 Exercisable/       $125,000 /  $0
                                                               0 Unexercisable


(1) Market price at November 3, 1999, the last reported trade for the calendar year ended 1999, for a share of common stock was $2.81.

Item 11.  Security Ownership of Certain Beneficial Owners and Management


                             PRINCIPAL SHAREHOLDERS

        The following table sets forth, as of December 31, 1999, certain information with respect to the beneficial ownership of the Company's Common Stock by (a) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (b) each executive officer and director of the Company, and (c) each director and executive officer of the Company and its subsidiary as a group.
                                                              Percentage
                                           Number of         Beneficially
Name and Address                           Shares(1)             Owned
----------------
Kafus Industries Ltd.                     20,000,000              72.6%
1500 West Georgia Street 13th Floor
Vancouver, British Columbia
Canada   V6G 2Z6
Robert Novitsky                              245,000(2)              *
Manfred Schultz                              100,000(3)              *
Michael McCabe                                25,000(3)              *
Peter Schlesinger                             25,000(3)              *
Milton Datsopoulos                            25,000(3)              *
Gordon C. Robinson                            25,000(3)              *
Paul McClory                                  25,000(3)              *
Tony Valentine                                25,000(3)              *
Lynda Murdock                                 10,000(3)              *
Fiama Walker                                   5,000(3)              *
All directors and executive officers as a    510,000(3)            1.7%
group (9 persons)


*       Represents less than 1%.

(1) Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2) As of December 31, 1999, Mr. Robert Novitsky holds an option to exchange his ten percent (10%) interest in Camden (which represents 1,000 shares of Camden's common shares) for 120,000 shares of the Company's Common Stock. See "Item 12. Certain Relationship and Related Transactions." Also includes options to purchase 125,000 shares of Common Stock.

(3) Represents options exercisable within 60 days to purchase shares of Common Stock.

Item 12.  Certain Relationships and Related Transactions

        In connection with the Reorganization, Mr. Novitsky and the Company entered into an agreement pursuant to which Mr. Novitsky has the option to exchange his 1,000 shares in Camden, representing 10% of the outstanding Camden common shares, for 120,000 shares of Common Stock of the Company.

        The Company pays rent for office space to Notra Environmental Services Inc. of which Mr. Robert L. Novitsky is also the President and a Director. Mr. Novitsky is also the President and director of the Company, the President of Camden, and a minority shareholder of Camden, owning ten percent (10%) of
Camden.  For the year ended  December 31,  1999,  and for the three months ended
December  31,   1998,   the  Company  paid  rent  of  $13,730  and  Cdn  $5,100,
respectively.

        As at December 31, 1999 and December 31, 1998, the Company had loans outstanding in the aggregate amount of $900,710 and $373,605 due to Kafus and its affiliates. The loans are non-interest bearing with no specific terms of repayment.

Item 13.  Exhibits and Reports on Form 8-K

(a)    Exhibits

     2.1 Plan and Agreement of Reorganization, dated November 2, 1998, between the Company and Kafus Environmental Industries Ltd.(1)

     3.1 Amended and Restated Articles of Incorporation of Hyaton Company Incorporated (1)

     3.2 Amended Articles of Incorporation of Hyaton Company Incorporated changing its name to Hyaton Organics Inc.(1)

     3.3  Amended and Restated Bylaws of the Company (1)

     10.1 Option   Agreement   between   Robert   Novitsky  and  Hyaton  Company
          Incorporated(2)

     10.2 Purchase Agreement with Furst-McNess Company (portions of which are deemed confidential and have been omitted)

     27.1 Financial Data Schedule

(1)  Previously filed with the Company's Form 10-SB on October 28, 1999.

(2) Previously filed with the Company's Form 10-SB amendment no. 1 on November 10, 1999.

(b)    Form 8-K

       None

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   HYATON ORGANICS INC.



Dated: March 27, 2000                              /s/   Robert Novitsky
                                               By: Robert Novitsky, President


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Robert Novitsky                               Dated:   March 27, 2000
Robert Novitsky, President and Director

/s/ Manfred Schultz                               Dated:   March 28, 2000
Manfred Schultz, Vice President and
Director

/s/ Michael McCabe                                Dated:   March 28, 2000
Michael McCabe, Chief Financial Officer
and Director

/s/ Peter Schlesinger                             Dated:   March 27, 2000
Peter Schlesinger, Director

/s/ Milton Datsopoulos                            Dated:   March 29 2000
Milton Datsopoulos, Director

/s/ Gordon Robinson                               Dated:   March 27, 2000
Gordon Robinson, Director

/s/ Paul McClory                                  Dated:   March 27, 2000
Paul McClory, Director

Auditors' Report

To the Shareholders and Board of Directors
Hyaton Organics Inc.
  (formerly Hyaton Company Incorporated)


We have audited the consolidated balance sheets of Hyaton Organics Inc. (a development stage enterprise) as at December 31, 1999 and 1998 and the consolidated statements of operations and deficit and cash flows for the year ended December 31, 1999, the three month period ended December 31, 1998, the year ended September 30, 1998 and the period from November 24, 1994
(incorporation) through December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 1999 and the results of its operations and its cash flows for the year ended December 31, 1999, the three month period ended December 31, 1998, the year ended September 30, 1998 and the period from November 24, 1994 (incorporation) through December 31, 1999 in accordance with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1(a) to the consolidated financial statements, the Company is dependent on raising financing to fund the construction of a manufacturing facility for its patented fertilizer products and the attainment of profitable operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in this regard are also described in note 1(a). The financial statements do not include any adjustment that might result from the outcome of this uncertainty.



(signed) "KPMG LLP"

Chartered Accountants


Vancouver, Canada

March 23, 1999

HYATON ORGANICS INC.
(formerly Hyaton Company Incorporated)
(a development stage enterprise)

Consolidated Balance Sheets
(expressed in U.S. dollars)

December 31, 1999, with comparative figures for 1998



                                                                 1999              1998
                                                             ------------      -----------
Assets

Current assets:
  Cash                                                       $      3,218      $     9,210
  Accounts receivable and other                                    11,887           41,108
                                                             ------------      -----------
  Total current assets                                             15,105           50,318

Computer equipment, net of accumulated depreciation
  of $885 (1998 - $394)                                             1,084            1,474
                                                             ------------      -----------
Total assets                                                 $     16,189      $    51,792
                                                             ============      ===========
Liabilities and Shareholders' Deficiency

Current liability:
  Accounts payable and accrued liabilities (note 3)          $     30,214      $    38,289

Loans from related parties (note 3)                               940,850          412,811
                                                             ------------      -----------
Total liabilities                                                 971,064          451,100

Shareholders' deficiency:
  Capital stock (note 4):
    Authorized:
      100,000,000 common shares with a par value of $0.01
      25,000,000 preference shares with a par value of $0.01
    Issued:
      27,556,000 common shares (1998 - 27,559,000)                275,560          276,247
    Additional paid-in capital                                    223,187                -
    Deficit accumulated during the development stage           (1,430,962)        (691,770)
    Other comprehensive income (note 5):
      Cumulative translation adjustment                           (22,660)          16,215
                                                             ------------      -----------
    Total shareholders' deficiency                               (954,875)        (399,308)

Contingencies (notes 1(a) and 6)
                                                             ------------      -----------
Total liabilities and shareholders' deficiency               $     16,189      $    51,792
                                                             ============      ===========


See accompanying notes to consolidated financial statements.

HYATON ORGANICS INC.
(formerly Hyaton Company Incorporated)
(a development stage enterprise)

Consolidated Statements of Operations and Deficit
(expressed in U.S. dollars)



                                                                                          For the period
                                                              Three month                   November 24,
                                               Year ended    period ended    Year ended       1994 to
                                               December 31,   December 31,  September 30,   December 31,
                                                  1999           1998           1998            1999
                                             --------------  -------------  -------------  --------------

Revenue                                      $     39,253    $     36,465   $       2,805  $       87,666

Expenses (note 3):
    Consulting and other professional fees        356,021          69,692          97,504         541,333
    Product research and development
      costs                                       131,686          64,092         126,770         325,086
    Travel                                         12,488           1,389          22,083          41,980
    Administrative and other expenses              55,750          27,423          24,996         117,139
    Employee equity compensation                  222,500               -               -         222,500
                                             ------------    ------------   -------------  --------------
                                                  778,445         162,596         271,353       1,248,038
                                             ------------    ------------   -------------  --------------
Net loss                                          739,192         126,131         268,548       1,160,372

Deficit accumulated during the
  development stage, beginning
  of period                                       691,770         295,049          26,501               -

Charge to deficit (note 1)                              -         270,590               -         270,590
                                             ------------    ------------   -------------  --------------
Deficit accumulated during the
  development stage, end of period           $  1,430,962    $    691,770   $     295,049  $    1,430,962
                                             ============    ============   =============  ==============
Basic and diluted loss per share             $       0.03    $       0.01   $        0.01  $         0.05
Weighted average number of
  shares outstanding                           27,557,997      24,847,620      20,000,000      21,960,502
                                             ============    ============   =============  ==============



See accompanying notes to consolidated financial statements.

HYATON ORGANICS INC.
(formerly Hyaton Company Incorporated)
(a development stage enterprise)

Consolidated Statements of Cash Flows
(expressed in U.S. dollars)



                                                                                                                  For the period
                                                                            Three month                             November 24,
                                                         Year ended         period ended         Year ended            1994 to
                                                        December 31,        December 31,        September 30,       December 31,
                                                            1999                1998                1998                1999
                                                       -------------        ------------        -------------       ------------
Cash flows from (used in) operating activities:
    Net loss                                           $    (739,192)       $   (126,131)       $    (268,548)      $ (1,160,372)
    Items not involving the use of cash:
        Depreciation                                             472                 114                  280                866
        Employee equity compensation                         222,500                   -                    -            222,500
        Shares issued as a financing fee                           -               5,000                    -              5,000
    Changes in non-cash operating working capital:
        Accounts receivable                                   31,120             (37,549)               2,403             (2,543)
        Accounts payable and accrued
         liabilities                                         (10,096)             20,550               10,730             21,259
        Deposit on building                                        -                   -               10,158                  -
                                                       -------------        ------------        -------------       ------------
                                                            (495,196)           (138,016)            (244,977)          (913,290)
Cash flows used in investing activities:
    Capital expenditures                                           -                   -               (1,868)            (1,868)

Cash flows from financing activities:
    Issuance of common shares                                      -                   -                    -                657
    Loans from related parties:
        Kafus Industries Ltd.                                420,828             132,149               19,900            572,877
        Cameron Strategic Planning Ltd.                       66,827              14,470              174,060            305,217
        Mr. Robert L. Novitsky                                     -                   -               39,744             39,744
        Kafus Bio-Composites Inc.                              1,107                   -                    -              1,107
                                                       -------------        ------------        -------------       ------------
                                                             488,762             146,619              233,704            919,602
Effect of exchange rate changes on
  foreign currency cash balances                                 442                (127)                 (74)            (1,226)
                                                       -------------        ------------        -------------       ------------
Increase (decrease) in cash                                   (5,992)              8,476              (13,215)             3,218
Cash, beginning of period                                      9,210                 734               13,949                  -
                                                       -------------        ------------        -------------       ------------
Cash, end of period                                    $       3,218        $      9,210        $         734       $      3,218
                                                       =============        ============        =============       ============
Supplementary information:
  Interest paid                                        $           -        $          -        $           -       $          -
  Income taxes paid                                                -                   -                    -                  -
  Non-cash transactions:
      Issuance of common shares:
        For investment in Camden Agro-Systems Inc.                 -             270,590                    -            270,590
        As a financing fee                                         -               5,000                    -              5,000
        Options issued as employee
         equity compensation                                 222,500                   -                    -                  -
                                                       =============        ============        =============       ============

See accompanying notes to consolidated financial statements.

HYATON ORGANICS INC.
(formerly Hyaton Company Incorporated)

(a development stage enterprise)

Notes to Consolidated Financial Statements
(expressed in U.S. dollars)


1.   Nature and continuance of operations:

     Hyaton Organics Inc. (formerly Hyaton Company Incorporated) ("Hyaton") was incorporated pursuant to the laws of the State of Nevada on August 20, 1996. Effective November 2, 1998, Hyaton holds a 90% investment in Camden Agro-Systems Inc. ("CASI"), a Canadian company, as its sole asset. Prior to that date Hyaton was inactive.

     CASI was incorporated under the Ontario Business Corporations Act (1982) on November 24, 1994 to carry on the business of management consulting and product development. CASI's efforts have focused primarily on the development of organic fertilizers and animal feed from animal waste. In early 1999, CASI's management discontinued its efforts towards the development of organic animal feed.

     Pursuant to the Plan and Agreement of Reorganization dated November 2, 1998, Hyaton issued 20,000,000 common shares from treasury for 9,000 issued and outstanding common shares of CASI representing a 90% holding in CASI. In addition, the agreement provides for the issuance of additional shares of Hyaton to the vendor of the 9,000 common shares of CASI at a rate of one common share for every $0.20 of earnings before interest, tax, amortization and depreciation of CASI for the period from November 2, 1998 to the earlier of November 2, 2000 or 18 months from the commencement of commercial operations. Furthermore, the agreement provides for additional share issuances at a rate of one share for every $0.05 of losses incurred by the vendor under the indemnification granted to the vendor against any legal claims and other contingencies. Related to the agreement, 500,000 common shares of Hyaton were issued to Securities Trading Services Inc., an unrelated party, as a financing fee.

     The agreement resulted in control of Hyaton passing to the former shareholders of CASI. The transaction is accounted for as a recapitalization of CASI, as if CASI had issued common shares to acquire the net monetary assets of Hyaton. The financial statements reflect the operations of CASI from its inception with the activities of Hyaton consolidated from November 2, 1998, the date of the transaction.

     At the date of the reorganization, the net assets of Hyaton were nominal. The par value of Hyaton shares issued of $275,590 has been included in capital stock with an offset of $270,590 to the deficit and $5,000 to consulting fee expense. The excess of $13,879 of the costs incurred over the cash on hand in Hyaton at the date of acquisition has been charged to expense. The contingent shares issuable by Hyaton will be accounted for as an additional cost of purchase, if and when issued.


    Consideration:
      Par value of common shares issued                   $  275,590
      Costs                                                   13,879
                                                          ----------
                                                          $  289,469
                                                          ==========

HYATON ORGANICS INC.
(formerly Hyaton Company Incorporated)

(a development stage enterprise)

Notes to Consolidated Financial Statements
(expressed in U.S. dollars)


1.  Nature and continuance of operations (continued):


    Consideration applied to:
        Net assets                                            $       -
        Less:
           Consulting expense                                     5,000
           Cash costs incurred in excess of cash on hand         13,879
           Charge to deficit                                    270,590
                                                              ---------
                                                              $ 289,469
                                                              =========

     (a)  Future operations:

          These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses and has not generated profitable operations since inception. The continuance of the Company as a going concern is dependent on obtaining financing for continued operations and the construction of a manufacturing facility for its fertilizers, the attainment of profitable operations, which are consistent with management's plans and intentions, and the avoidance of any cash costs from early redemption of loans from related parties. If the Company is unable to achieve these objectives, it may be obligated to liquidate certain assets in settlement of liabilities and the value achieved on settlement may be less than the assets' carrying values.

     (b)  Development stage enterprise:

          For U.S. accounting purposes the Company is considered to be a development stage enterprise from the inception of CASI on November 24, 1994 to December 31, 1999 as its efforts are primarily directed towards the development of a new product. The identification of an entity as a development stage enterprise does not impact the measurement and recognition principles applied in these consolidated financial statements but does require the disclosure of specified cumulation from inception and other information.


2.   Significant accounting policies:

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

     (a)  Principles of presentation:

          These consolidated financial statements include the accounts of Hyaton and its 90% owned subsidiary, CASI. All intercompany balances and transactions have been eliminated.

          The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

HYATON ORGANICS INC.
(formerly Hyaton Company Incorporated)

(a development stage enterprise)

Notes to Consolidated Financial Statements
(expressed in U.S. dollars)



2.   Significant accounting policies (continued):

     (b)  Foreign currency translation:

          These consolidated financial statements are presented in U.S. dollars. Hyaton's functional currency is the U.S. dollar. The functional currency of CASI is the Canadian dollar as the majority of its operations occur in Canada and are conducted in Canadian dollars. The Canadian dollar accounts have been translated into U.S. dollars using the exchange rate in effect at the balance sheet date for asset and liability amounts and at the average exchange rate for the period for amounts included in the determination of income. Any gains or losses from this translation are included in the separate cumulative translation adjustment account in shareholders' equity in the consolidated balance sheet.

          Transactions denominated in other than the operation's functional currency are measured at exchange rates in effect at the date of the transactions with exchange gains and losses included in the determination of income.

     (c)  Computer equipment:

          Computer equipment is recorded at cost. Depreciation is calculated on the declining-balance basis from the date of acquisition at a rate of 30% per annum.

     (d)  Income taxes:

          The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized based on the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and of loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that the realizability of the benefit of deferred tax assets is not considered to be more likely than not, a valuation allowance is provided.

     (e)  Revenue recognition:

          Revenue relating to consulting services is recognized when the professional services have been rendered.

     (f)  Research and development costs:

          Research and developments costs are expensed as incurred.

     (g)  Stock option plan:

          The Company has a stock-based  compensation plan which is described in note 4(b). For accounting purposes these options are deemed to have been granted in the year ended December 31, 1999. For grants to employees, compensation expense is recognized over the vesting period in an amount equal to the difference, if any, between the market value of the Company's common shares at that measurement date and the exercise price. The value recognized for option grants is included in the consolidated statements of operations as "employee equity compensation". Options granted to non-employees will be recorded at their fair value.

HYATON ORGANICS INC.
(formerly Hyaton Company Incorporated)

(a development stage enterprise)

Notes to Consolidated Financial Statements
(expressed in U.S. dollars)


2.  Significant accounting policies (continued):

     (h)  Loss per share:

          Loss per share is calculated using the weighted average number of shares outstanding during the fiscal period. This average includes as outstanding common shares, shares issued in a reporting period from the date of their issuance. Fully diluted per share amounts are not presented as the effect of outstanding stock options and other convertible securities is anti-dilutive.


3.   Related party transactions and balances:

     Kafus Industries Ltd., a public company, is a majority shareholder of the Company. Cameron Strategic Planning Ltd., a private Canadian company, and Kafus Bio-Components Inc., a U.S. corporation, are subsidiaries of Kafus Industries Ltd.

     Mr. Robert L. Novitsky is an officer of the Company and a shareholder and officer of CASI.

     The  Company  has  entered  into  the  following   material  related  party
     transactions:

     (a)  Loans from related parties:

          Loans from related parties consist of the following:

                                                     1999             1998
                                                     ----             ----
        Kafus Industries Ltd.                     $  591,301        $ 149,457
        Cameron Strategic Planning Ltd.              308,302          224,148
        Mr. Robert L. Novitsky                        40,140           39,206
        Kafus Bio-Composites Inc.                      1,107               -
                                                  ----------        ---------
                                                  $  940,850        $ 412,811
                                                  ==========        =========

          The loans from related parties are non-interest bearing with no specific terms of repayment. The loan from Mr. Robert L. Novitsky is convertible into common shares of the Company, prior to financing of the first manufacturing plant, on a mutually acceptable basis.

     (b)  Accounts payable and accrued liabilities:

          Included in accounts payable and accrued liabilities is $nil (1998 - $5,052) payable to a private company controlled by an officer of the Company.

     (c)  Fees:

          The Company has been charged administrative, management and consulting fees aggregating $155,725 (three months ended December 31, 1998 - $34,777; year ended September 30, 1998 - $70,365) by certain officers, directors and private companies controlled by them.

HYATON ORGANICS INC.
(formerly Hyaton Company Incorporated)

(a development stage enterprise)

Notes to Consolidated Financial Statements
(expressed in U.S. dollars)



4.   Capital stock:

     (a)  Issued:



                                                                    Number        Value          Assigned
                                                                  of shares     per share          value
                                                                 ----------     ---------       -----------

     Issued for cash at inception, November 24, 1994                  1,000       $0.657        $       657
                                                                 ----------     ---------       -----------
        Issued and outstanding at all period ends prior to
         September 30, 1998                                           1,000                             657

        Issued during period ended December 31, 1998:
        For investment in CASI                                   27,058,000         0.01            270,590
        For financing fee                                           500,000         0.01              5,000
                                                                 ----------     ---------       -----------
        Issued and outstanding at December 31, 1998              27,559,000                         276,247

        Adjustments resulting in an increase in
          additional paid-in capital:
           Shares cancelled                                          (3,000)        0.01                (30)
           Authorized par value change                                    -                            (657)
                                                                 ----------     ---------       -----------
        Issued and outstanding at December 31, 1999              27,556,000                     $   275,560
                                                                 ==========     =========       ===========




          Shares issued for non-cash consideration have been recorded at the market value of the shares on the date at which the obligation arises.

     (b)  Options:

          (i) During 1999, the directors of the Company approved the "1999 Stock Option Plan" (the "Plan"). The Plan is subject to shareholder approval which is intended to be requested at the next annual general meeting. Generally, the Plan provides for the granting of options to employees, officers, directors and consultants to the Company. On October 15, 1999, the Company's directors approved the grant of 445,000 stock options having an exercise price of $1.50 each and an expiry date of October 13, 2004 to employees, officers and directors. The Plan and the granting of these options are intended to be approved by the shareholders of the Company at its annual general meeting in 2000. The vesting date and terms will also be subject to shareholders' approval.

HYATON ORGANICS INC.
(formerly Hyaton Company Incorporated)

(a development stage enterprise)

Notes to Consolidated Financial Statements
(expressed in U.S. dollars)


4.  Capital stock (continued):

     (b)  Options (continued):

               In accordance with the Company's accounting policy for its Plan, compensation expense of $222,500 has been recognized for its stock options equal to the difference between the market price and exercise price on the date of board approval with an offset to additional paid-in capital. As accounting principles require the disclosure of information as if the Company determined compensation expense based on the fair value at the grant date for its stock options, the Company's loss for 1999 would have been increased to the pro forma amounts indicated below:


               Net loss:
                 As reported                        $    739,192
                 Per share                             1,304,342

               Basic and diluted loss per share:
                 As reported                        $       0.03
                 Pro forma                                  0.05

               The per  share  weighted-average  fair  value  of  stock  options granted during 1999 was $1.77 on the date of grant using a binomial option-pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 6%, an expected life of 5 years, and a volatility 62.5%. These calculations assume that all options vested at date of grant.

          (ii) Call/put options:

               The Company has entered into a call/put option agreement with the minority shareholder (the "Shareholder") of CASI exercisable at any time on or before November 3, 2003. Under this option, both Hyaton and the Shareholder have the option to exchange the Shareholder's 1,000 common shares of CASI for 120,000 shares of Hyaton common stock at $1.00 per Hyaton share.


5.   Comprehensive income:

     The Company is required to disclose changes in other comprehensive income, which include gains and losses that affect shareholders' equity but are excluded from net income. The components of comprehensive income to the Company are net loss and changes in the foreign currency cumulative translation adjustment account.


                                                                                                        For the period
                                                                      Three month                         November 24,
                                                   Year ended         period ended     Year ended           1994 to
                                                  December 31,        December 31,    September 30,      December 31,
                                                      1999               1998              1998              1999
                                                  ------------        ------------    ------------       -------------
    Comprehensive income (loss):
        Net loss                                  $   (739,192)       $   (126,131)   $   (268,548)      $    (927,472)
        Currency translation adjustment                (38,875)              4,261          15,216             (22,660)
                                                  ------------        ------------    ------------       -------------
                                                  $   (778,067)       $   (121,870)   $   (253,332)      $    (950,132)
                                                  ------------        ------------    ------------       -------------

HYATON ORGANICS INC.
(formerly Hyaton Company Incorporated)

(a development stage enterprise)

Notes to Consolidated Financial Statements
(expressed in U.S. dollars)



6.   Contingencies:

     (a)  Legal claims:

          In the normal course of business, the Company may be subject to various claims and contingencies related to lawsuits, taxes and other matters. Management believes the ultimate liability, if any, arising from such claims or contingencies is not likely to have a material adverse effect on the Company's results of operations or financial condition.

     (b)  Concentration of risk:

          The Company was formed to develop, operate, finance, and construct a manufacturing facility which will produce high quality fertilizer products from animal waste. Because a project of this scope and technology has not yet been completed, there is concentration of risk inherent in the Company's business, including, but not limited to, technology, construction, financing, and operations risk.


7.   Income taxes:

     The Company has approximately $845,000 of non-capital losses carried forward available to reduce taxable income otherwise calculated in Canada. These losses expire up to 2006.

                                                      1999             1998

    Future tax asset:
        Non-capital loss carry forwards           $   845,000       $  360,000
        Less valuation allowance                     (845,000)        (360,000)
                                                  -----------       ----------
    Net future tax assets                         $         -       $        -
                                                  ===========       ==========
    Future tax liabilities                        $         -       $        -
                                                  ===========       ==========


8.   Financial instruments:

     (a)  Fair value:

          The fair values of financial instruments included in current assets and liabilities (excluding loans from related parties) are equal to their carrying values due to their ability for prompt liquidation or the short-term to their settlement.

          The fair value of loans from related parties cannot be reasonably estimated due to the nature of the amounts due and their relationship between the liable party and the Company and the lack of a ready independent market for such amounts payable.

     (b)  Currency fluctuation risk:

          The  Company  has not  entered  into  any  material  foreign  exchange contracts to minimize or mitigate the effects of foreign exchange fluctuations on the Company's operations or these financial statements. However, as the majority of assets and liabilities are located in Canada and originally denominated in Canadian dollars, management does not believe it faces any significant foreign currency fluctuation risk.

HYATON ORGANICS INC.
(formerly Hyaton Company Incorporated)

(a development stage enterprise)

Notes to Consolidated Financial Statements
(expressed in U.S. dollars)



9.   Segmented information:

     At December 31, 1999, the Company's operations were primarily situated in Canada or related to operations that are situated in Canada. Through CASI, the Company's primary focus is on the manufacturing of organic fertilizer from animal waste. Accordingly, the Company is considered to operate in a single reportable and geographic segment.