Form 10QSB
period 2000-03-31
HYATON ORGANICS INC
filed 2000-05-22
CIK 1097805

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2000

        Commission file number 0-27853


                              HYATON ORGANICS INC.
        (Exact name of small business issuer as specified in its charter)

            Nevada                                       86-0913555
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

                      1500 West Georgia Street, 13th Floor
                           Vancouver, British Columbia
                                 Canada V6G 2Z6
                    (Address of principal executive offices)

                                 (604) 623-3300
                           (Issuer's telephone number)


                  (Former address if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

Number of shares of common stock outstanding as of March 31, 2000:  27,556,000

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

HYATON ORGANICS INC.
(a development stage enterprise)

Consolidated Balance Sheets
(expressed in U.S. dollars)

(Unaudited and Prepared Internally by Management)

March 31, 2000, with comparative figures for 1999

                                                                     2000             1999
                                                                ------------       ----------
Assets

Current assets:
  Cash                                                          $     57,148       $   65,026
  Accounts receivable and other                                       15,814           11,506
                                                                ------------       ----------
  Total current assets                                                72,962           76,532
Computer equipment, net of accumulated depreciation
  of $1,038                                                            2,946            1,482
                                                                ------------       ----------
Total assets                                                    $     75,908       $   78,014
                                                                ============       ==========
Liabilities and Shareholders' Deficiency
Current liability:
  Accounts payable and accrued liabilities                      $     10,665       $    2,648
Loans from related parties                                         1,194,311          568,607
                                                                ------------       ----------
Total liabilities                                                  1,204,976          571,255
Shareholders' deficiency:
  Capital stock:
    Authorized:
      100,000,000 common shares with a par value of $0.01
      25,000,000 preference shares with a par value of $0.01
    Issued:
      27,556,000 common shares (1999 - 27,559,000)                   275,560          276,247
    Additional paid-in capital                                       223,187               -
    Deficit accumulated during the development stage              (1,607,207)        (792,401)
    Other comprehensive income:
      Cumulative translation adjustment                              (20,608)          22,913
                                                                ------------       ----------
    Total shareholders' deficiency                                (1,129,068)        (493,241)
                                                                ------------       ----------
Total liabilities and shareholders' deficiency                  $     75,908       $   78,014
                                                                ============       ==========

See accompanying notes to consolidated financial statements.

HYATON ORGANICS INC.
(a development stage enterprise)

Consolidated Statements of Operations and Deficit
(expressed in U.S. dollars)

(Unaudited and Prepared Internally by Management)



                                                                                        For the period
                                                        Three month      Three month      November 24,
                                                       period ended      period ended       1994 to
                                                         March 31,         March 31,        March 31,
                                                          2000               1999             2000
                                                      ------------      ------------     ------------

Revenue                                               $          -      $      4,066     $     87,666

Expenses:
  Consulting and other professional fees                   138,880            67,631          680,213
  Product research and development costs                    26,405            27,072          351,491
  Travel                                                       755             3,195           42,735
  Administrative and other expenses                         10,205             6,799          127,344
  Employee equity compensation                                   -                 -          222,500
                                                      ------------      ------------     ------------
                                                           176,245           104,697        1,424,283
                                                      ------------      ------------     ------------
Net loss                                                   176,245           100,631        1,336,617

Deficit accumulated during the development stage,
  beginning of period                                    1,430,962           691,770                -
Charge to deficit                                                -                 -          270,590
                                                      ------------      ------------     ------------
Deficit accumulated during the development stage,
  end of period                                       $  1,607,207      $    792,401     $  1,607,207
                                                      ============      ============     ============
Basic and diluted loss per share                      $       0.01      $       0.01     $       0.06
Weighted average number of
  shares outstanding                                    27,556,000        27,559,000       21,960,502
                                                      ============      ============     ============


See accompanying notes to consolidated financial statements.

HYATON ORGANICS INC.
(a development stage enterprise)

Consolidated Statements of Cash Flows
(expressed in U.S. dollars)

(Unaudited and Prepared Internally by Management)


                                                                                        For the period
                                                        Three month      Three month      November 24,
                                                       period ended      period ended       1994 to
                                                         March 31,         March 31,        March 31,
                                                          2000               1999             2000
                                                      ------------      ------------     ------------


Cash flows from (used in) operating activities:
  Net loss                                            $   (176,245)     $   (100,631)    $ (1,336,617)
  Items not involving the use of cash:
    Depreciation                                               153                 -            1,019
    Employee equity compensation                                 -                 -          222,500
    Shares issued as a financing fee                             -                 -            5,000
  Changes in non-cash operating working capital:
    Accounts receivable                                     (3,969)           29,602           (6,512)
    Accounts payable and accrued liabilities               (19,439)          (35,651)           1,820
                                                      ------------      ------------     ------------
                                                          (199,500)         (106,680)      (1,112,790)
Cash flows used in investing activities:
  Capital expenditures                                      (2,015)                -           (3,883)

Cash flows from financing activities:
  Issuance of common shares                                      -                 -              657
  Loans from related parties:
    Kafus Industries Ltd.                                  227,704           136,933          800,581
    Cameron Strategic Planning Ltd.                         27,640            17,992          332,857
    Mr. Robert L. Novitsky                                       -               871           39,744
    Kafus Bio-Composites, Inc.                                   -                 -            1,107
                                                      ------------      ------------     ------------
                                                           255,344           155,796        1,174,946

Effect of exchange rate changes on
  foreign currency cash balances                               101             6,700           (1,125)
                                                      ------------      ------------     ------------
Increase (decrease) in cash                                 53,930            55,816           57,148
Cash, beginning of period                                    3,218             9,210                -
                                                      ------------      ------------     ------------
Cash, end of period                                   $     57,148      $     65,026     $     57,148
                                                      ============      ============     ============
Supplementary information:
  Interest paid                                       $          -      $          -     $          -
  Income taxes paid                                              -                 -                -
  Non-cash transactions:
    Issuance of common shares:
      For investment in Camden
        Agro-Systems Inc.                                        -                 -          270,590
      As a financing fee                                         -                 -            5,000
      Options issued as employee
        equity compensation                                      -                 -          222,500
                                                      ============      ============     ============


See accompanying notes to consolidated financial statements.

HYATON ORGANICS INC.
(a development stage enterprise)

Notes to Consolidated Financial Statements
(expressed in U.S. dollars)

(Unaudited and Prepared Internally by Management)

March 31, 2000


1.  Basis of presentation:

    The consolidated unaudited financial statements do not include all information and footnote disclosures required under generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at March 31, 2000 and for all periods presented, have been included.

    The unaudited consolidated balance sheets, statements of operations and deficit and statements of cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information in the United States.

    Interim results of the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-SB for the fiscal year ended December 31, 1999.

2.  Segmented information:

    At March 31, 2000, the Company's operations were primarily situated in Canada or related to operations that are situated in Canada. Through CASI, the Company's primary focus is on the manufacturing of organic fertilizer from animal waste. Accordingly, the Company is considered to operate in a single reportable and geographic segment.

Item 2.   Management's Discussion and Analysis or Plan of Operation

     Hyaton Organics Inc. ("Hyaton" or the "Company") was incorporated in Nevada on August 20, 1996, under the name Hayoton Company Incorporated as a management company for resorts and hotel properties. On September 24, 1996, the Company changed its name from Hayoton Company Incorporated to Hyaton Company Incorporated and then to Hyaton Organics Inc. on October 21, 1999. The Company was dormant until June 1997, when the Board reevaluated its business plan and decided to focus the Company's business on commodity production and/or purchase and resale of same through strategic alliances with leading environmental corporations. Effective November 2, 1998, the Company completed a reorganization with Kafus Industries Ltd. ("Kafus") whereby the Company issued 20,000,000 shares of its Common Stock in exchange for Kafus' 9,000 common shares of Camden Agro- Systems, Inc. ("Camden"), an Ontario corporation, owned by Kafus. Through Camden, the Company is in the business of management consulting and product development, and the Company's efforts have focused primarily on the development of organic fertilizers from animal waste.

Results of Operations

Three Months Ended March 31, 2000 Compared to March 31, 1999

     Revenues. The Company had no revenues for the three months ended March 31, 2000, compared to nominal revenues of $4,066 for the three months ended March 31, 1999.

     Expenses. Total expenses for the three months ended March 31, 2000, were $176,245 compared to total expenses of $104,697 for the three months ended March 31, 1999. Expenses primarily increased in the area in consulting and other professional fees related to the development of the Company's organic fertilizers and for product development and research costs.

     Net Loss. The Company incurred a net loss of $176,245 for the three months ended March 31, 2000, as compared to a loss of $100,631 for three months ended March 31, 1999.

Liquidity and Capital Resources

     The Company is a development stage company that intends to develop and market fertilizer derived from animal residues. At this time, the Company has no revenues, and does not anticipate any substantial revenues until it is able to develop and sell its products. Accordingly, the Company does not have sufficient revenues to fund its operations. Currently, the Company receives loans from its largest shareholder, Kafus Industries Ltd., to fund its operations and provide working capital. It is anticipated that the Company will continue to receive financing through loans from Kafus. No assurance can be given, however, that Kafus will continue to finance the Company's operations. As of March 31, 2000 and March 31, 1999, the Company's working capital was $62,297 and $73,884, respectively.

PART II. OTHER INFORMATION

Items 1, 2, 3, 4 and 5

Not Applicable.

Item 6.

(a)     Exhibits

        Exhibit 27.  Financial Data Schedule

(b)     Reports on 8-K

None.

                                   SIGNATURES


        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HYATON ORGANICS INC.
                                           (Registrant)



Dated:  May 22, 2000                    ROBERT NOVITSKY

                                        Robert Novitsky, President