Form 10QSB
period 2000-06-30
HYATON ORGANICS INC
filed 2000-09-14
CIK 1097805

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549


                                  Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2000

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes   [X]  No   [ ]

Number of shares of common stock outstanding as of June 30, 2000: 27,556,000

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


HYATON ORGANICS INC.
(a development stage enterprise)

Consolidated Balance Sheets
(expressed in U.S. dollars)

(Unaudited and Prepared Internally by Management)

--------------------------------------------------------------------------------
                                                       June 30,     December 31,
                                                           2000             1999
--------------------------------------------------------------------------------
                                                    (unaudited)
Assets

Current assets:
   Cash                                             $     21,483   $      3,218
   Accounts receivable and other                           8,663         11,887
   -----------------------------------------------------------------------------
   Total current assets                                   30,146         15,105

Computer equipment, net of accumulated depreciation
  of $1,203 (1999 - $885)                                  2,770          1,084
--------------------------------------------------------------------------------
Total assets                                        $     32,916   $     16,189
--------------------------------------------------------------------------------

Liabilities and Shareholders' Deficiency

Current liability:
   Accounts payable and accrued liabilities         $     10,709   $     30,214

Loans from related parties                             1,298,028        940,850
--------------------------------------------------------------------------------
Total liabilities                                      1,308,737        971,064

Shareholders' deficiency:
   Capital stock:
     Authorized:
       100,000,000 common shares with a par value
         of $0.01
        25,000,000 preference shares with a par
         value of $0.01
     Issued:
        27,556,000 common shares (1999 - 27,559,000)     275,560        276,560
   Additional paid-in capital                            223,187        223,187
   Deficit accumulated during the development stage   (1,774,824)    (1,430,962)
   Other comprehensive income:
     Cumulative translation adjustment                       256        (22,660)
   -----------------------------------------------------------------------------
   Total shareholders' deficiency                     (1,275,821)      (954,875)

--------------------------------------------------------------------------------
Total liabilities and shareholders' deficiency      $     32,916   $     16,189
--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

HYATON ORGANICS INC.
(a development stage enterprise)

Consolidated Statements of Operations and Deficit
(expressed in U.S. dollars)

(Unaudited and Prepared Internally by Management)

--------------------------------------------------------------------------------

                                                                                                  For the period
                                Three month      Three month        Six month        Six month      November 24,
                               period ended     period ended     period ended     period ended           1994 to
                                   June 30,         June 30,         June 30,         June 30,          June 30,
                                       2000             1999             2000             1999              2000
------------------------------------------------------------------------------------------------------------------
Revenue                         $     -           $     2,827      $     -           $     6,893      $    87,666

Expenses:
   Consulting and other
    professional fees              148,087             73,835         286,967            141,466          828,300
   Product research and
    development costs                8,682             20,190          35,087             47,262          360,173
   Travel                              950               -              1,705               -              43,685
   Administrative and other
    expenses                         9,898             24,408          20,103             34,402          137,242
   Employee equity compensation       -                  -               -                  -             222,500
   ---------------------------------------------------------------------------------------------------------------
                                   167,617            118,433         343,862            223,130        1,591,900
------------------------------------------------------------------------------------------------------------------
Net loss                           167,617            115,606         343,862            216,237        1,504,234

Deficit accumulated during the
   development stage, beginning
   of period                     1,607,207            792,401       1,430,962            691,770             -

Charge to deficit                     -                  -               -                  -             270,590
------------------------------------------------------------------------------------------------------------------

Deficit accumulated during the
   development stage, end
   of period                    $ 1,774,824       $   908,007      $ 1,774,824       $   908,007      $ 1,774,824
------------------------------------------------------------------------------------------------------------------

Basic and diluted loss
   per share                    $      0.01       $      0.01      $      0.01       $      0.01      $      0.07
Weighted average number of
   shares outstanding            27,556,000        27,559,000       27,556,000        27,559,000       22,239,978
------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

HYATON ORGANICS INC.
(a development stage enterprise)

Consolidated Statements of Cash Flows
(expressed in U.S. dollars)

(Unaudited and Prepared Internally by Management)

--------------------------------------------------------------------------------
                                                                  For the period
                                        Six month     Six month     November 24,
                                     period ended  period ended          1994 to
                                         June 30,      June 30,         June 30,
                                             2000          1999             2000
--------------------------------------------------------------------------------

Cash flows from (used in)
  operating activities:
   Net loss                           $   (343,862)  $   (216,237)  $(1,504,234)
   Items not involving the
     use of cash:
       Depreciation                            337             19         1,203
       Employee equity compensation           -              -          222,500
       Shares issued as a
        financing fee                         -              -            5,000
   Changes in non-cash operating
     working capital:
       Accounts receivable and other         3,224         25,676           681
       Accounts payable and
         accrued liabilities               (19,505)       (14,721)        1,754
   -----------------------------------------------------------------------------
                                          (359,806)      (205,263)   (1,273,096)

Cash flows used in investing
  activities:
   Capital expenditures                     (2,023)          -           (3,891)

Cash flows from financing activities:
   Issuance of common shares                  -              -              657
   Loans from related parties:
     Kafus Industries Ltd.                 323,230        145,335       896,107
     Cameron Strategic Planning Ltd.        56,939         54,847       362,156
     Mr. Robert L. Novitsky                   -             2,114        39,744
     Kafus Bio-Composites, Inc.               -              -            1,107
--------------------------------------------------------------------------------
                                           380,169        202,296     1,299,771

Effect of exchange rate changes on
   foreign currency cash balances              (75)           971        (1,301)
--------------------------------------------------------------------------------

Increase (decrease) in cash                 18,265         (1,996)       21,483

Cash, beginning of period                    3,218          9,210          -
--------------------------------------------------------------------------------

Cash, end of period                   $     21,483   $      7,214   $    21,483
--------------------------------------------------------------------------------

Supplementary information:
   Interest paid                      $       -      $       -      $      -
   Income taxes paid                          -              -             -
   Non-cash transactions:
     Issuance of common shares:
       For investment in Camden
         Agro-Systems Inc.                    -              -          270,590
       As a financing fee                     -              -            5,000
       Options issued as employee
         equity compensation                  -              -          222,500
--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

HYATON ORGANICS INC.
(a development stage enterprise)

Notes to Consolidated Financial Statements
(expressed in U.S. dollars)

(Unaudited and Prepared Internally by Management)

June 30, 2000
--------------------------------------------------------------------------------


1.   Basis of presentation:

     The consolidated unaudited financial statements do not include all information and footnote disclosures required under generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at June 30, 2000 and for the periods presented have been included. The unaudited consolidated balance sheets, statements of operations and deficit and statements of cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information in the United States.

     Interim results for the period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-SB for the fiscal year ended December 31, 1999.

2.   Future operations:

     These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses and has not generated profitable operations since inception. The continuance of the Company as a going concern is dependent on obtaining financing for continued operations and the construction of a manufacturing facility for its fertilizers, the attainment of profitable operations and the avoidance of any cash costs from early redemption of loans from related parties.

     Furthermore, at June 1, 2000, Kafus Industries Ltd. ("Kafus"), the Company's 72.6% parent corporation, ceased funding to the Company and its 90% owned subsidiary Camden Agro-Systems Inc. ("CASI"). On August 22, 2000, a Receiving Order was made by the Supreme Court of British Columbia against Kafus adjudging Kafus to be bankrupt. The Company is in the process of obtaining financing from third parties.

     If the Company is unable to obtain additional financing to achieve its objectives, it may be obligated to liquidate certain assets in settlement of liabilities and the value achieved on settlement may be less than the carrying value of the assets. In the event that the Company is unable to obtain additional financing, it may be forced to take action to protect its assets.

3.   Segmented information:

     As at June 30, 2000, the Company's operations were primarily situated in Canada or related to operations that are situated in Canada. Through CASI, the Company's primary focus is on the manufacturing of organic fertilizer from animal waste. Accordingly, the Company is considered to operate in a single reportable and geographic segment.

HYATON ORGANICS INC.
(a development stage enterprise)

Notes to Consolidated Financial Statements, page 2
(expressed in U.S. dollars)

(Unaudited and Prepared Internally by Management)

June 30, 2000
--------------------------------------------------------------------------------


4.   Comprehensive income:

     The Company is required to disclose changes in other comprehensive income, which include gains and losses that affect shareholders' equity but are excluded from net income. The components of comprehensive income to the Company are net loss and changes in the foreign currency cumulative translation adjustment account.

--------------------------------------------------------------------------------
                                                                         For the
                                                                          period
              Three month   Three month     Six month     Six month     November
             period ended  period ended  period ended  period ended     24, 1994
                 June 30,      June 30,      June 30,      June 30,  to June 30,
                     2000          1999          2000          1999         2000
--------------------------------------------------------------------------------

Comprehensive
loss (income):
  Net loss     $  167,617    $  115,606   $   343,862   $   216,237  $1,504,234
  Currency
   translation
   adjustment     (20,864)       32,542       (22,916)       25,844        (256)
--------------------------------------------------------------------------------
               $  146,753    $  148,148   $   320,946   $   242,081  $1,503,978
--------------------------------------------------------------------------------

5.   Comparative figures:

     Comparative figures have been reclassified to conform to the current periods' presentation.

Item 2.     Management's Discussion and Analysis or Plan of Operation

   Hyaton Organics Inc. ("Hyaton" or the "Company") was incorporated in Nevada on August 20, 1996, under the name Hayoton Company Incorporated as a management company for resorts and hotel properties. On September 24, 1996, the Company changed its name from Hayoton Company Incorporated to Hyaton Company Incorporated and then to Hyaton Organics Inc. on October 21, 1999. The Company was dormant until June 1997, when the Board reevaluated its business plan and decided to focus the Company's business on commodity production and/or purchase and resale of same through strategic alliances with leading environmental corporations. Effective November 2, 1998, the Company completed a reorganization with Kafus Industries Ltd. ("Kafus") whereby the Company issued 20,000,000 shares of its common stock in exchange for Kafus' 9,000 common shares of Camden Agro-Systems, Inc. ("CASI"), an Ontario corporation 90% owned by Kafus. Through CASI, the Company is in the business of management consulting and product development, and the Company's efforts have focused primarily on the development of organic fertilizer from animal waste.


Results of Operations

Six months ended June 30, 2000 compared to June 30, 1999

   Revenues. The Company had no revenues for the six months ended June 30, 2000, compared to nominal revenues of $6,893 for the six months ended June 30, 1999.

   Expenses. Total expenses for the six months ended June 30, 2000 were $343,862 compared to total expenses of $223,130 for the six months ended June 30, 1999. Expenses primarily increased in the area of consulting and other professional fees related to the development of the Company's organic fertilizers.

   Net loss. The Company incurred a net loss of $343,862 for the six months ended June 30, 2000, compared to a net loss of $216,237 for the six months ended June 30, 1999.


Liquidity and Capital Resources

   The Company is a development stage company that intends to develop and market fertilizer derived from animal residues. At this time, the Company has no revenues and does not anticipate any substantial revenues until it is able to develop and sell its products. Accordingly, the Company does not have sufficient revenues to fund its operations.

   These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses and has not generated profitable operations since inception. The continuance of the Company as a going concern is dependent on obtaining financing for continued operations and the construction of a manufacturing facility for its fertilizers, the attainment of profitable operations and the avoidance of any cash costs from early redemption of loans from related parties.

   Furthermore, at June 1, 2000, Kafus, the Company's 72.6% parent corporation, ceased funding to the Company and CASI. Furthermore, on August 22, 2000, a Receiving Order was made by the Supreme Court of British Columbia against Kafus adjudging Kafus to be bankrupt. The Company is in the process of obtaining financing from third parties.

   If the Company is unable to achieve its objectives, it may be obligated to liquidate certain assets in settlement of liabilities and the value achieved on settlement may be less than the carrying value of the assets. In the event that the Company is unable to obtain additional financing, it may be forced to take action to protect its assets.

   As of June 30, 2000 and December 31, 1999, the Company's working capital was $19,437 and $(15,109), respectively.

   Hyaton is undertaking a restructuring of its' investment in CASI subsequent to June 30, 2000, which will essentially result in a change from a common equity interest to a preferred equity interest. As of September 13, 2000, no agreements have been finalized. When the agreement is finalized the Company will de-consolidate CASI's financial information.

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

                                              HYATON ORGANICS INC.
                                                   (Registrant)



Dated:  September 13, 2000                    /s/  Gordon Robinson
                                              --------------------------
                                              Title:  Director