Form 10QSB
period 2000-09-30
HYATON ORGANICS INC
filed 2000-12-22
CIK 1097805

U.S. Securities and Exchange Commission
                          Washington, D.C. 20549


                                  Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

     Commission file number 0-27853


                              HYATON ORGANICS INC.
      (Exact name of small business issuer as specified in its charter)



               Nevada                                      86-0913555
 (State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)



                              c/o 19 Ferguson Drive
                                 Belfast, Ireland
                                     BT4 2AZ
                    (Address of principal executive offices)

                                 44-28-9050-4567
                           (Issuer's telephone number)


                 (Former address if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     Yes  [X]   No  [ ]

Number of shares of common stock outstanding as of September 30, 2000:
27,556,000

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

HYATON ORGANICS INC.
(a development stage enterprise)
Consolidated Balance Sheets
(expressed in U.S. dollars)
--------------------------------------------------------------------------------
                                               September 30,     December 31,
                                                        2000             1999
--------------------------------------------------------------------------------
                                                 (Unaudited)
Assets

Current assets:
   Cash                                          $       311        $     3,218
   Accounts receivable and other                        -                11,887
   -----------------------------------------------------------------------------
   Total current assets                                  311             15,105

Computer equipment, net of accumulated
  depreciation of $1,313 (1999 - $885)                 2,604              1,084

--------------------------------------------------------------------------------
Total assets                                     $     2,915        $    16,189
================================================================================

Liabilities and Shareholders' Deficiency

Current liability:
   Accounts payable and accrued liabilities      $     8,543        $    30,214

Loans from related parties                         1,309,490            940,850
--------------------------------------------------------------------------------
Total liabilities                                  1,318,033            971,064

Shareholders' deficiency:
   Capital stock:
      Authorized:
         100,000,000   common shares with a
                       par value of $0.01
          25,000,000   preference shares with a
                       par value of $0.01
      Issued:
          27,556,000   common shares                 275,560            276,560
   Additional paid-in capital                        223,187            223,187
   Deficit accumulated during the
     development stage                            (1,812,941)        (1,430,962)
   Other comprehensive income:
      Cumulative translation adjustment                 (924)           (22,660)
   -----------------------------------------------------------------------------
   Total shareholders' deficiency                 (1,315,118)          (954,875)


--------------------------------------------------------------------------------
Total liabilities and shareholders' deficiency   $     2,915        $    16,189
================================================================================

See accompanying notes to consolidated financial statements.

HYATON ORGANICS INC.
(a development Stage Enterprise)
Consolidated Statements of Operations and Deficit
(expressed in U.S. dollars)

(Unaudited and Prepared Internally by Management)
--------------------------------------------------------------------------------

                                                                                                                    For the period
                                Three month          Three month          Nine month           Nine month             November 24,
                               period ended         period ended        period ended         period ended                  1994 to
                              September 30,        September 30,       September 30,        September 30,            September 30,
                                       2000                 1999                2000                 1999                     2000
-----------------------------------------------------------------------------------------------------------------------------------
Revenue                       $        -            $       15,882     $        -           $       22,775           $      87,666

Expenses:
   Consulting and other
     professional fees               10,670                 77,472           297,637               218,938                 838,970
   Product research and
     development costs               20,496                  9,902            55,583                57,164                 380,669
   Travel                               259                   -                1,964                  -                     43,944
   Administrative and
     other expenses                   6,692                  6,575            26,795                40,977                 143,934
   Employee equity
     compensation                      -                      -                 -                     -                    222,500
-----------------------------------------------------------------------------------------------------------------------------------
                                     38,117                 93,949           381,979               317,079               1,630,017
-----------------------------------------------------------------------------------------------------------------------------------

Net loss                             38,117                 78,067           381,979               294,304               1,542,351

Deficit accumulated
  during the development
  stage, beginning of
  period                          1,774,824                908,007         1,430,962               691,770                   -

Charge to deficit                      -                      -                 -                     -                   270,590
-----------------------------------------------------------------------------------------------------------------------------------

Deficit accumulated
  during the
  development stage,
  end of period               $   1,812,941         $      986,074     $   1,812,941        $      986,074           $   1,812,941
-----------------------------------------------------------------------------------------------------------------------------------

Basic and diluted
  loss per share              $        0.01         $         0.01     $        0.01        $         0.01           $        0.07
Weighted average
  number of shares
  outstanding                    27,556,000             27,559,000        27,556,000            27,559,000              22,470,962
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

HYATON ORGANICS INC.
(a development stage enterprise)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)

(Unaudited and Prepared Internally by Management)
--------------------------------------------------------------------------------

                                                                                             For the period
                                                             Nine month       Nine month       November 24,
                                                           period ended     period ended            1994 to
                                                          September 30,     September 30,     September 30,
                                                                   2000              1999              2000
-------------------------------------------------------------------------------------------------------------
Cash flows from (used in)
  operating activities:
   Net loss                                               $    (381,979)    $    (294,304)    $   (1,542,351)
   Items not involving the use of cash:
      Depreciation                                                  467               236              1,333
      Employee equity compensation                                 -                 -               222,500
      Shares issued as a financing fee                             -                 -                 5,000
   Changes in non-cash operating working capital:
      Accounts receivable and other                              11,662            39,296              9,119
      Accounts payable and accrued liabilities                  (21,263)          (13,261)                (4)
  -----------------------------------------------------------------------------------------------------------
                                                               (391,113)         (268,033)        (1,304,403)

Cash flows used in investing activities:
   Capital expenditures                                          (2,023)             -                (3,891)

Cash flows from financing activities:
   Issuance of common shares                                       -                 -                   657
   Loans from related parties:
     Kafus Industries Ltd.                                      323,230           329,578            896,107
     Cameron Strategic Planning Ltd.                             56,939            41,995            362,156
     Mr. Robert L. Novitsky                                        -                 -                39,744
     Kafus Bio-Composites, Inc.                                    -                 -                 1,107
     Notra Environmental Services, Inc.                           7,713              -                 7,713
     Berkeley Investments Inc.                                    4,183              -                 4,183
  -----------------------------------------------------------------------------------------------------------
                                                                392,065           371,573          1,311,667

Effect of exchange rate changes on foreign currency
  cash balances                                                  (1,836)            1,882             (3,062)

Increase (decrease) in cash                                      (2,907)          105,422                311

Cash, beginning of period                                         3,218             9,210               -

-------------------------------------------------------------------------------------------------------------
Cash, end of period                                       $         311     $     114,632     $          311
-------------------------------------------------------------------------------------------------------------

Supplementary information:
   Interest paid                                          $        -        $        -        $         -
   Income taxes paid                                               -                 -                  -
   Non-cash transactions:
     Issuance of common shares:
      For investment in Camden Agro-Systems, Inc.                  -                 -               270,590
       As a financing fee                                          -                 -                 5,000
       Options issued as employee equity compensation              -                 -               222,500
-------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

HYATON ORGANICS INC.
(a development stage enterprise)
Notes to Consolidated Financial Statements
(expressed in U.S. dollars)

(Unaudited and Prepared Internally by Management)

September 30, 2000
--------------------------------------------------------------------------------


1.   Basis of presentation:

     The consolidated unaudited financial statements do not include all information and footnote disclosures required under generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at September 30, 2000 and for the periods presented have been included. The unaudited consolidated balance sheets, statements of operations and deficit and statements of cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information in the United States.

     Interim results for the period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-SB for the fiscal year ended December 31, 1999.

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

3.   Segmented information:

     As at September 30, 2000, the Company's operations were primarily situated in Canada or related to operations that are situated in Canada. Through CASI, the Company's primary focus is on the manufacturing of organic fertilizer from animal waste. Accordingly, the Company is considered to operate in a single reportable and geographic segment.

HYATON ORGANICS INC.
(a development stage enterprise)
Notes to Consolidated Financial Statements, page 2
(expressed in U.S. dollars)

(Unaudited and Prepared Internally by Management)

September 30, 2000
--------------------------------------------------------------------------------

4.   Comprehensive income:

     The Company is required to disclose changes in other comprehensive income, which include gains and losses that affect shareholders' equity but are excluded from net income. The components of comprehensive income to the Company are net loss and changes in the foreign currency cumulative translation adjustment account.

===================================================================================================================================
                                                                                                                    For the period
                                Three month          Three month          Nine month           Nine month             November 24,
                               period ended         period ended        period ended         period ended                  1994 to
                              September 30,        September 30,       September 30,        September 30,            September 30,
                                       2000                 1999                2000                 1999                     2000
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss (income):
   Net loss                   $      38,117         $       78,067     $     381,979        $      294,304           $   1,542,351
   Currency translation
     adjustment                       1,180                   (589)          (21,736)               25,255                     924
-----------------------------------------------------------------------------------------------------------------------------------
                              $      39,297         $       77,478     $     360,243        $      319,559           $   1,543,275
===================================================================================================================================

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

Results of Operations

Nine months ended September 30, 2000 compared to September 30, 1999

Revenues. The Company had no revenues for the nine months ended September 30, 2000, compared to revenues of $22,775 for the nine months ended September 30, 1999.

Expenses. Total expenses for the nine months ended September 30, 2000, were $381,979 compared to total expenses of $317,079 for the nine months ended September 30, 1999. Expenses primarily increased in the area of consulting and other professional fees related to the development of the Company's organic fertilizers and decreased in the area of administrative and other expenses.

Net loss. The Company incurred a net loss of $381,979 for the nine months ended September 30, 2000, as compared to a net loss of $294,304 for the nine months ended September 30, 1999.


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

As of September 30, 2000 and December 31, 1999, the Company's working capital was $(8,232) and $(15,109), respectively.

Hyaton is undertaking a restructuring of its' investment in CASI subsequent to September 30, 2000, which will essentially result in a change from a common equity interest to a preferred equity interest. As of December 21, 2000, no agreements have been finalized. When the agreement is finalized the Company will de-consolidate CASI's financial information.

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

                                              HYATON ORGANICS INC.
                                                 (Registrant)



Dated:  December 22, 2000                     /s/  Gordon Robinson
                                              --------------------------
                                              Title:  Director