Form 10KSB
period 2000-12-31
HYATON ORGANICS INC
filed 2001-04-26
CIK 1097805

FORM 10-KSB

This Form 10-KSB Annual Report is the subject of a Form 12b-25

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission file number  000-27853

HYATON ORGANICS INC.
(Name of small business issuer in its charter)
Nevada	86-0913555
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
414 Viewcrest Road Kelowna, British Columbia, Canada	V1W 4J8
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  (250) 764-8118

Securities registered under Section 12(b) of the Exchange Act:

Not applicable.

Securities registered under Section 12(g) of the Exchange Act:
Common Stock
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

State issuer's revenues for its most recent fiscal year.  $226

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

7,064,500 common shares @ $1.00(1) = $7,064,500
(1) Average of bid and ask closing prices on August 23, 2000, the day of the last trade.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

27,556,000 common shares, without par value outstanding as of April 1, 2001

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I

Item 1. Description of Business.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", and "Hyaton" mean Hyaton Organics Inc. and its subsidiary, unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Business of the Company

We are currently seeking to either identify a suitable business opportunity or enter into a suitable business combination. Until we secure a suitable business opportunity or combination, we will operate as a "blank check" company. Hyaton is a Nevada corporation with its business offices located at 414 Viewcrest Road, Kelowna, British Columbia, Canada, British Columbia V1W 4J8. Our telephone number is (250) 764-8118.

Corporate History

Hyaton Organics Inc. is a Nevada corporation formed on August 20, 1996 under the name Hayoton Company Incorporated as a management company for resorts and hotel properties. On September 24, 1996, we changed our name from Hayoton Company Incorporated to Hyaton Company Incorporated and then to Hyaton Organics Inc. on October 21, 1999. As at December 31, 2000, we had one subsidiary, Camden Agro-Systems, Inc., through our ownership of 90% of Camden Agro-Systems' issued and outstanding share capital. Camden Agro-Systems is an Ontario corporation that was incorporated on November 24, 1994.

Hyaton was dormant until June 1997, when our board of directors re-evaluated our company's business plan and decided to focus our company's business on commodity production and/or the purchase and resale of commodities through strategic alliances with leading environmental corporations. Effective November 2, 1998, we completed a reorganization with Kafus Industries Ltd. whereby we issued 20,000,000 shares of our common stock in exchange for 9,000 common shares of Camden Agro-Systems, which shares were previously owned by Kafus. After the reorganization was completed, we owned 90% of the share capital of Camden Agro-Systems. In addition, the reorganization agreement provided for the issuance of additional shares of Hyaton to Kafus at a rate of one common share for every $0.20 of earnings before interest, tax, amortization and depreciation of Camden Agro-Systems for the period from November 2, 1998 to the earlier of November 2, 2000 or 18 months from the commencement of commercial operations. Furthermore, the reorganization agreement provided for additional share issuances at a rate of one share for every $0.05 of losses incurred by Kafus under the indemnification granted to Kafus against any legal claims and other contingencies. No additional shares have been issued related to either the performance or indemnification clauses. In connection with the reorganization agreement, 500,000 common shares of Hyaton were issued to Securities Trading Services Inc., an unrelated party, as a financing fee.

The reorganization agreement resulted in control of Hyaton passing to the former shareholders of Camden Agro-Systems. The reorganization transaction was accounted for as a recapitalization of Camden Agro-Systems, as if Camden Agro-Systems had issued common shares to acquire the net monetary assets of Hyaton. The financial statements reflect the operations of Camden Agro-Systems from its inception with the activities of Hyaton consolidated from November 2, 1998, the date of the reorganization. Through Camden Agro-Systems, we were in the business of management consulting and product development, and our efforts were focused primarily on the development of organic fertilizer from animal waste.

On March 8, 2001, Richard Bullock acquired the 20,000,000 common shares in our capital stock which were owned by Kafus. The transaction was effected pursuant to a Letter Agreement and Bill of Sale, each dated January 15, 2001 and made effective March 8, 2001, between Berkeley Investments Inc. and PricewaterhouseCoopers Inc., trustee of Kafus and Cameron Strategic Planning Ltd., a subsidiary of Kafus, in bankruptcy, whereby PricewaterhouseCoopers, agreed to sell 20,000,000 common shares in the capital stock of Hyaton, as well as all of the interests it may have, including accounts receivable or shareholders' loans, in Hyaton and Camden Agro-Systems for the purchase price of CDN$50,000 (approximately $33,000). Berkeley Investments entered into these transactions as agent for and on behalf of Mr. Bullock, an undisclosed principal. The transfer of these 20,000,000 common shares represents approximately 72.5% of our issued and outstanding common shares.

On February 12, 2001, we entered into a letter agreement, effective as of March 8, 2001, whereby we restructured our ownership interests in Camden Agro-Systems so that we are no longer actively involved in the operations of the business of Camden Agro-Systems. We sold all of our common shares in Camden-Agro Systems in exchange for 1,000 preferred shares of Camden Agro-Systems. The preferred shares are redeemable at $1,000 per share and are entitled to a dividend in priority to the common shareholders. The redemption price and any dividends declared will be paid by Camden Agro-Systems only if it is successful in selling fertilizer and plant growth products under its pending patents. For each ton of product sold or licensed by Camden Agro-Systems, it will pay $1.00 toward redemption of such preferred shares and $0.34 toward payment of outstanding dividends on such preferred shares. Once the amount of $1,000,000 has be paid by Camden Agro-Systems towards redemption of the preferred shares, the preferred shares will be fully redeemed and cancelled. Once redeemed, the preferred share dividend will convert to a royalty of $1.00 per ton of product sold by Camden Agro-Systems. The preferred shares will be subordinated to bank debt which Camden Agro-Systems will require in order to build its North Carolina plant. Robert Novitsky, the former president and a director of Hyaton is the president of Camden Agro-Systems Inc.

Our Current Business

Since we restructured our interest in Camden Agro-Systems, we no longer have an active operating business that we can pursue. Accordingly, we are seeking to either identify a suitable business opportunity or enter into a suitable business combination. Until we secure a suitable business opportunity or combination, we will operate as a "blank check" company. Management of our company does not believe that it will be able to generate revenues without finding and completing the acquisition of a suitable business opportunity. In addition, if no suitable business opportunity is identified, shareholders will not realize any further return on their investment in our company, and there will be no market for our common shares.

Once a business opportunity or business combination has been identified, we will investigate and evaluate the business opportunity or business combination. In selecting a suitable business opportunity or business combination, management intends to focus on the potential for future profits and strength of current operating management of the business opportunity or business combination. We have not put industry or geographically specific limitations on the nature of acquisitions or business opportunities to be evaluated. Management believes that the greatest potential lies in technology and goods or products-related industries, rather than principally service industries. Nevertheless, this shall not preclude the investigation or evaluation of any other category of business or industry. We will conduct our own investigation to identify an appropriate business opportunity or business combination, and will seek a potential business opportunity or business combination from all known sources, relying principally upon personal contacts of our officers and directors, as well as indirect associations between them and other business and professional people.

On April 12, 2001, we entered into an advisory agreement with The Samarac Corporation Ltd. Samarac has agreed to provide us with strategic planning services and assist us in our investigation to identify an appropriate business opportunity or business combination. In exchange for these services, Samarac will receive a fee of $10,000 per month but has agreed to defer these fees until we are in a position to pay such fees or to accept the issuance of shares in lieu of a cash payment. The term of the advisory agreement is two years, effective April 1, 2001, and our board of directors may terminate the agreement at any time after the first year has expired.

Evaluation of Opportunities

The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors. Management intends to concentrate on identifying prospective business opportunities or business combinations which may be brought to management's attention through present associations. In analyzing prospective business opportunities or business combinations, management will consider, among other factors, such matters as:

(a) the available technical, financial and managerial resources;

(b) working capital and other financial requirements;

(c) history of operations, if any;

(d) prospects for the future;

(e) present and expected competition;

(f) the quality and experience of management services which may be available and the depth of that management;

(g) specific risk factors not now foreseeable but which may be anticipated as having an impact on our proposed activities;

(h) the potential for growth or expansion;

(i) the potential for profit;

(j) the perceived public recognition or acceptance of products, services or trades; and

(k) name identification.

Management will meet personally with management and key personnel of the firm sponsoring the business opportunity or business combination as part of their investigation. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors. We will not acquire or merge with any company for which audited financial statements cannot be obtained.

Opportunities in which we participate will present certain risks, many of which cannot be identified adequately prior to selecting a specific opportunity. Our shareholders must, therefore, depend on management to identify and evaluate such risks. Promoters of some opportunities may have been unable to develop a going concern or may present a business in its development stage (in that it has not generated significant revenues from its principal business activities prior to our participation). Even after our participation, there is a risk that the combined enterprise may not become a going concern or advance beyond the development stage. Other opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by us and, therefore, our shareholders.

The investigation of specific business opportunities or business combinations and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention as well as substantial costs for accountants, attorneys, and others. If a decision is made not to participate in a specific business opportunity the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss by of the related costs incurred. There is the additional risk that we will not find a suitable target. Management does not believe that we will generate revenue without finding and completing the acquisition of a suitable business opportunity or a transaction with a suitable target company. If no such business opportunity target is found, therefore, no return on an investment in our company will be realized, and there will not, most likely, be a market for our common shares.

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. We may also purchase stock or assets of an existing business. It is likely that any merger with an existing company will be in the form of a reverse takeover, which may require both shareholder approval and a disclosure document. Once a transaction is complete, it is possible that our present management and shareholders will not be in control of our company. In addition, a majority or all of our officers and directors may, as part of the terms of the transaction, resign and be replaced by new officers and directors without a vote of our shareholders.

It is anticipated that securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable securities laws. In some circumstances, however, as a negotiated element of the potential transaction, we may agree to register such securities either at the time the transaction is consummated, under certain conditions or at a specified time thereafter. The issuance of substantial additional securities. and their potential sale into any trading market in our common shares which may develop, may have a depressive effect on the market for and the price of our common shares.

As part of our investigation of a potential business combination or opportunity, our officers and directors may:

(a) meet personally with management and key personnel;

(b) visit and inspect material facilities;

(c) obtain independent analysis or verification of certain information provided;

(d) check references of management and key personnel; and

(e) take other reasonable investigative measures, as our limited financial resources and management expertise allow.

The manner in which we participate in an opportunity with a target company or acquire a business opportunity will depend on the nature of the opportunity, our needs and desires, the needs and desires of the other party, management of the opportunity, and our relative negotiating strength and such other management. With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of our company which the target company's shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will, in all likelihood, hold a smaller percentage ownership interest in our company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our then shareholders.

To date, we have not conducted investigations of any business opportunity or company nor have we met with representatives of any company or business. There can be no assurance that management will ever be able to identify and secure a suitable business opportunity or that management has the requisite experience to recognize and understand a business operation that would benefit us. In the event that management is able to locate what it considers to be a suitable business opportunity, there can be no assurance that the acquisition of such business opportunity or the entering into of a business combination will be successful. Selecting a business opportunity will likely be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly-traded corporation. Such benefits of a publicly traded corporation may include:

(a) facilitating or improving the terms on which additional equity financing may be sought;

(b) providing liquidity for the principals of a business;

(c) creating a means for providing incentive stock options or similar benefits to key employees; and/or

(d) providing liquidity (subject to restrictions of applicable statutes) for all shareholders.

In contrast, negative aspects of becoming a publicly traded corporation registered in the United States may include:

(a) complying with the requirements of the Securities Exchange Act of 1934;

(b) complying with the requirements of the Colorado corporations statute;

(c) exposure of our officers and directors to lawsuits and liabilities under the Securities Act of 1933;

(d) distracting management's attention from our day to day operations;

(e) restricting publicity and other marketing activities to ensure compliance with securities law requirements and minimizing the potential liability of our management and our company; and/or

(f) increased legal, accounting and other expenses associated with operating a public company.

Potentially available business opportunities and/or business combinations may occur in many different industries and at various stages in the development of a company, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

RISK FACTORS

Much of the information included in this registration statement includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outline below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during our search for a new business opportunity. Prospective investors should consider carefully the risk factors set out below.

Scarcity of and Competition for Business Opportunities and Combinations

We are, and will continue to be, an insignificant participant amongst numerous other companies seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are actively seeking suitable business opportunities or business combinations which may also be desirable target candidates for us. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies seeking suitable business opportunities or business combinations.

Governmental Regulation

To the best of our knowledge, we are not currently subject to direct federal, state or local regulation in the United States, other than regulations applicable to businesses generally.

Key Personnel

Although none of our present officers or directors are key to our continuing operations, we rely upon the continued service and performance of these officers and directors, and our future success depends on the retention of these people, whose knowledge of our business and whose technical expertise would be difficult to replace. At this time, none of our officers or directors are bound by employment agreements, and as a result, any of them could leave with little or no prior notice.

If we are unable to hire and retain technical, sales and marketing and operational personnel, any business we acquire could be materially adversely affected. We intend to hire a significant number of additional personnel in the future after we have identified and completed the acquisition of a business opportunity or enter into a business combination. Competition for these individuals in the technology sector is intense, and we may not be able to attract, assimilate, or retain additional highly qualified personnel in the future. The failure to attract, integrate, motivate and retain these employees could harm our business.

Need for Additional Financing

We do not anticipate that we will require additional financing from unrelated third parties while we are seeking a suitable business opportunity or business combination as our principal shareholder has agreed to fund our continuing operations. As a result of the continued support of our principal shareholder, we anticipate that we will have sufficient capital to fund our ongoing operations for the next twelve months or until we complete a business combination or acquire a business opportunity. However, we may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. Although we believe that we have funds sufficient to meet our immediate needs, we may require further funds to finance the development of any business opportunity that we acquire. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

Limited Operating History

We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies seeking to acquire or establish a new business opportunity. Some of these risks and uncertainties relate to our ability to identify, secure and complete an acquisition of a suitable business opportunity.

We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. In addition, our operating results are dependent to a large degree upon factors outside of our control. There are no assurances that we will be successful in addressing these risks, and failure to do so may adversely affect our business.

It is unlikely that we will generate any or significant revenues while we seek a suitable business opportunity or business combination. Our short and long-term prospects depend upon our ability to select and secure a suitable business opportunity or business combination. In order for us to make a profit, we will need to successfully acquire a new business opportunity in order to generate revenues in an amount sufficient to cover any and all future costs and expenses in connection with any such business opportunity. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until we complete a business combination or acquires a business opportunity. This may result in our company incurring a net operating loss which will increase continuously until we complete a business combination or acquire a business opportunity that can generate revenues that result in a net profit to us. There is no assurance that we will identify a suitable business opportunity or complete a business combination.

Ability to Generate Revenues is Uncertain

For the year ended December 31, 2000, we incurred a net loss of $402,656. We do not anticipate generating any significant revenues until we acquire a business opportunity or complete a business combination. We also have an accumulated deficit of $1,833,618 as at December 31, 2000. At this time, our ability to generate any revenues is uncertain. The auditor's report on our December 31, 2000 consolidated financial statements contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Speculative Nature of Our Proposed Operations

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of any identified business opportunity. While management intends to seek business opportunities and/or business combinations with entities which have established operating histories, there is no assurance that we will successfully locate business opportunities meeting such criteria. In the event that we complete a business combination or otherwise acquire a business opportunity, the success of our operations may be dependent upon management of the successor firm or venture partner firm, together with a number of other factors beyond our control.

No Agreement for Business Combination or Other Transaction/No Standards for Business Combination

We have no arrangement, agreement, or understanding with respect to acquiring a business opportunity or engaging in a business combination with any private entity. There can be no assurance that we will successfully identify and evaluate suitable business opportunities or conclude a business combination. There is no assurance that we will be able to negotiate the acquisition of a business opportunity or a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

Continued Management Control/Limited Time Availability

We are dependent upon management's personal abilities to evaluate business opportunities that may be presented in the future. While seeking to acquire a business opportunity, management anticipates devoting up to 25% of their time to our business. Management may or may not have prior experience in the technical aspects of the industry or the business within that industry that may be acquired. Our officers have not entered into written employment agreements with us with respect to our proposed plan of operation and are not expected to do so in the foreseeable future. We have not obtained key man life insurance on our officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of our business and our likelihood of continuing operations.

Lack of Market Research or Marketing Organization

We have not conducted or received results of market research indicating that there is a demand for the acquisition of a business opportunity or business combination as contemplated by our company. Even if there is demand for the acquisition of a business opportunity or combination as contemplated, there is no assurance we will successfully complete such an acquisition or combination.

Lack of Diversification

In all likelihood, our proposed operations, even if successful, may result in a business combination with only one entity. Consequently, the resulting activities will be limited to that entity's business. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry, thereby increasing the risks associated with our operations.

Regulation

Although we will be subject to regulation under the Securities Exchange Act of 1934, management believes that we will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event that we engage in business combinations which result in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940, meaning that we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to the status of our company under the Investment Company Act of 1940 and, consequently, any violation of such act would subject us to material adverse consequences.

Probable Change in Control and Management

A business combination or acquisition of a business opportunity involving the issuance of our common shares may result in new or incoming shareholders obtaining a controlling interest in our company. Any such business combination or acquisition of a business opportunity may require management of our company to sell or transfer all or a portion of the common shares in the capital of our company that they hold or resign as members of our board of directors. The resulting change in our control could result in removal of one or more of our present officers and directors, and a corresponding reduction in or elimination of their participation in the future affairs of our company.

Reduction of Percentage Share Ownership Following Business Combination

Our primary plan of operation is based upon the acquisition of a business opportunity or a business combination with a private concern, which, in all likelihood, would result in us issuing common shares to shareholders of such private company. Issuing previously authorized and unissued common shares in our capital will reduce the percentage of common shares owned by present and prospective shareholders and may result in a change in our control and/or management.

Taxation

Canadian and United States tax consequences will, in all likelihood, be major considerations in any business acquisition or combination we may undertake. Typically, these transactions may be structured to result in tax-free treatment pursuant to various Canadian and United States tax provisions. We intend to structure any business combination so as to minimize the tax consequences to both our company, our management, our principal shareholder and the target entity. Management cannot ensure that a business combination will meet the statutory requirements for a tax-free reorganization, or that the parties will obtain the intended tax-free treatment upon a transfer of common shares or assets. A non-qualifying reorganization could result in the imposition of taxes, which may have an adverse effect on both parties to the transaction.

Requirement of Audited Financial Statements May Disqualify Business Opportunity

Management believes that any potential business opportunity or target company must provide audited financial statements for review and for the protection of all parties to the business acquisition or combination. One or more attractive business opportunities may forego a business combination with us rather than incur the expenses associated with preparing audited financial statements.

Uncertain Ability to Manage Growth

Our ability to achieve any planned growth upon the acquisition of a suitable business opportunity or business combination will be dependent upon a number of factors including, but not limited to, our ability to hire, train and assimilate management and other employees and the adequacy of our financial resources. In addition, there can be no assurance that we will be able to manage successfully any business opportunity or business combination. Failure to manage anticipated growth effectively and efficiently could have a materially adverse effect on our business.

"Penny Stock" Rules May Restrict the Market for the Company's Shares

Our common shares are subject to rules promulgated by the Securities and Exchange Commission relating to "penny stocks," which apply to companies whose shares are not traded on a national stock exchange or on the NASDAQ system, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the Securities and Exchange Commission. These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in the such penny stocks. These rules may discourage or restrict the ability of brokers to sell our common shares and may affect the secondary market for our common shares. These rules could also hamper our ability to raise funds in the primary market for our common shares.

Insider Control of Common Stock

As of April 1, 2001, one individual beneficially owned approximately 74.3% of our outstanding common shares. As a result, this shareholder will be able to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control.

Possible Volatility of Share Prices

Our common shares are currently listed for public trading on the Over the Counter Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

Indemnification of Directors, Officers and Others

Our by-laws contain provisions with respect to the indemnification of our officers and directors against all expenses (including, without limitation, attorneys' fees, judgments, fines, settlements, and other amounts actually and reasonably incurred in connection with any proceeding arising by reason of the fact that the person is one of our officers or directors) incurred by an officer or director in defending any such proceeding to the maximum extent permitted by Nevada law.

Future Dilution

Our constating documents authorize the issuance of 100,000,000 common shares and 25,000,000 preferred shares. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

Anti-Takeover Provisions

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

Enforceability of Civil Liabilities Against Us

All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Reports to Security Holders

Under the securities laws of Nevada, we are not required to deliver an annual report to our shareholders but we intend to send an annual report to our shareholders.

Item 2. Description of Property.

Our principal executive office is located at 414 Viewcrest Road, Kelowna, British Columbia in the residence of one of our directors, Andrew Schwab. These premises are provided to us on a rent free basis at this time.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or has a material interest adverse to us.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the OTC Bulletin Board under the symbol "HYTN". Our common stock began quotation on the OTC Bulletin Board on September 30, 1998. The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low prices of our common stock (obtained from Canada Stockwatch) for the periods indicated below are as follows:

Quarter Ended	High	Low
March 31, 1999	$3.00	$1.50
June 30, 1999	$2.50	$1.75
September 30, 1999	$2.00	$2.00
December 31, 1999	$3.25	$2.00
March 31, 2000	$10.00	$2.50
June 30, 2000	$5.125	$5.00
September 30, 2000	$2.00	$1.00
December 31, 2000	$1.00	$1.00

Our common shares are issued in registered form. Manhattan Transfer, 58 Dorchester Road, Lake Ronkonkoma, New York 11779 (Telephone: (631) 585-7341, facsimile (631) 585-7569)) is the registrar and transfer agent for our common shares.

As of April 1, 2001, we had 27,556,000 shares of common stock outstanding and approximately 21 stockholders of record. This number of stockholders does not include stockholders who hold our securities in street name.

Dividend Policy

We have not declared or paid any cash dividends since inception. We intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future. Although there are no restrictions that limit our ability to pay dividends on our common shares, we intend to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

We did not sell or issue any equity securities that were not registered under the Securities Act of 1933 during the fiscal year ended December 31, 2000.

Item 6. Management's Discussions and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" found under "Item 1. Description of Business".

General

Hyaton Organics Inc. is a Nevada corporation formed on August 20, 1996. We were a dormant company until June 1997, when our board of directors re-evaluated our company's business plan and decided to focus our company's business on commodity production and/or the purchase and resale of commodities through strategic alliances with leading environmental corporations. Effective November 2, 1998, we completed a reorganization with Kafus whereby we issued 20,000,000 shares of our common stock in exchange for 9,000 common shares of Camden Agro-Systems. Through Camden Agro-Systems, we were in the business of management consulting and product development, and our efforts were focused primarily on the development of organic fertilizer from animal waste.

On February 12, 2001, we entered into a letter agreement whereby we restructured our ownership interests in Camden Agro-Systems so that we are no longer actively involved in the operations of the business of Camden Agro-Systems. Since we restructured our interest in Camden Agro-Systems, we no longer have an operating business that we can pursue. Accordingly, we are seeking to either identify a suitable business opportunity or enter into a suitable business combination. Until we secure a suitable business opportunity or combination, we will operate as a "blank check" company.

Results of Operations

Fiscal Year Ended December 31, 2000 Compared to Fiscal Year Ended December 31, 1999

Revenues. We generated revenues of $226 for the year ended December 31, 2000 compared to revenues of $39,253 for the year ended December 31, 1999. The decrease in revenues was primarily due to the fact that we did not operate a pilot plant during the year ended December 31, 2000 and accordingly, we did not have any product to sell in order to generate any revenues..

Expenses. Total expenses for the year ended December 31, 2000 were $402,882 compared to total expenses of $778,445 for the year ended December 31, 1999. Expenses decreased primarily in the area of consulting and other professional fees due to the decreased development activity of our organic fertilizers, and in compensation expense as we did not grant any options during the year ended December 31, 2000. For the year ended December 31, 1999, most of the expenses consisted of consulting and professional fees related to the development of our organic fertilizers and for product development and research costs. Included in total expenses for the year ended December 31, 1999 was employee equity compensation expense of $222,500.

Net loss. We incurred a net loss of $(402,656) for the year ended December 31, 2000 as compared to a net loss of $(739,192) for the year ended December 31, 1999. The net loss decreased because of the decrease in expenses as explained above.

Fiscal Year Ended December 31, 1999 Compared to Fifteen Months Ended December 31, 1998

During 1998, we changed our fiscal period end from September 30 to December 31.

Revenues. We generated revenues of $39,253 for the year ended December 31, 1999 compared to revenues of $39,276 for the fifteen months ended December 31, 1998.

Expenses. Total expenses for the year ended December 31, 1999 were $778,445 compared to total expenses of $433,949 for the fifteen months ended December 31, 1998. Expenses primarily increased in the area of consulting and other professional fees related to the development of our organic fertilizers and decreased in the area of administrative and other expenses. In addition, employee equity compensation in the amount of $222,500 was expensed in the year ended December 31, 1999 in connection with the grant of stock options, compared to nil for the fifteen months ended December 31, 1998.

Net loss. We incurred a net loss of $(739,192) for the year ended December 31, 1999 as compared to a net loss of $(394,679) for the fifteen months ended December 31, 1998. The increase in the net loss was primarily due to the increase in expenses as explained above.

Liquidity and Capital Resources

We are a development stage company that, as of December 31, 2000, intended on developing and producing market fertilizer derived from animal waste. As of March 8, 2001, we restructured our interest in Camden Agro-Systems, our former subsidiary, such that we are no longer actively involved in the operations of that company. As a result, we no longer have an operating business. Accordingly, we are seeking to identify a suitable business opportunity or enter into a suitable business combination. Our company will not be able to generate any revenues without funding and completing the acquisition of a suitable business opportunity or the completion of a suitable business combination. In addition, if we are unable to identify and complete such an acquisition, then our shareholders will not realize any further return on their investment in our company, and there will be no market for our common shares.

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our company has suffered recurring losses and has not generated profitable operations since inception. The continuance of our company as a going concern is dependent on obtaining financing from third parties and our controlling shareholder.

Furthermore, at June 1, 2000, Kafus, our former controlling shareholder, ceased funding of our company. Furthermore, on August 22, 2000, a receiving order was made by the Supreme Court of British Columbia against Kafus adjudging Kafus to be bankrupt. Kafus' controlling interest was sold to Richard Bullock on March 8, 2001. We are currently relying on the continued financing from our new controlling shareholder to fund our continuing operating expenses and to fund the identification and evaluation of a suitable business opportunity or business combination.

We did not issue any equity securities during the year and only obtained debt financing from related parties. See Item 12 - Certain Relationships and Related Transactions.

As of December 31, 2000 and December 31, 1999, our working capital was $(1,339,020) and $(955,959), respectively.

Plan of Operation for the 12 Months ending December 31, 2001

We will continue to seek a new business opportunity or business combination over the 12 month period ending December 31, 2001. Once a business opportunity or business combination has been identified, we will investigate and evaluate the business opportunity or business combination. Should our company wish to pursue any specific business opportunity or business combination, we will have to comply with all applicable corporate and securities laws in order to complete the acquisition of or merger with any such business opportunity.

Cash Requirements

Over the twelve month period ending December 31, 2001, we do not anticipate that we will have to raise any additional monies through private placements of our equity securities and/or debt financing. We will rely on the continued financing from our new controlling shareholder to fund the identification and evaluation of any suitable business opportunity or business combination. Our controlling shareholder, Mr. Richard Bullock, has agreed to provide us with any further financing that we may require to fund our continuing operating expenses and to fund the identification and evaluation of a suitable business opportunity or business combination. Once we locate a suitable business opportunity or business combination, we may seek to obtain equity and/or debt financing from third parties to facilitate and complete the acquisition of such a business opportunity or a suitable business combination. We may also issue shares of our common stock as consideration for the acquisition of a suitable business opportunity or a suitable business combination.

Product Research and Development

We do not anticipate that it will expend any significant monies on research and development over the next twelve months.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment through December 31, 2001.

Employees

Over the twelve months ending December 31, 2001, we anticipate an increase in the number of employees we retain only if we identify and complete the acquisition of a business opportunity or enter into a business combination. Such an increase on the number of employees may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we ultimately retains, if any.

Item 7. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following financial statements pertaining to Hyaton and its subsidiary are filed as part of this annual report:
Hyaton Organics, Inc. (audited)
Independent Auditors' Report, dated April 13, 2001
Consolidated Balance Sheets as at December 31, 2000 and 1999
Consolidated Statements of Operations and Deficits for the years ended December 31, 2000 and 1999 and for the period from November 24, 1994 (incorporation) to December 31, 2000
Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999 and for the period from November 24, 1994 (incorporation) to December 31, 2000.
Notes to the Consolidated Financial Statements

Consolidated Financial Statements

(Expressed in United States dollars)

HYATON ORGANICS INC.

(Formerly Hyaton Company Incorporated)
(A Development Stage Enterprise)

Years ended December 31, 2000 and 1999 and for
the period November 24, 1994 to December 31, 2000

Auditors' Report

To the Shareholders and Board of Directors
Hyaton Organics Inc.
(Formerly Hyaton Company Incorporated)

We have audited the consolidated balance sheets of Hyaton Organics Inc. (a development stage enterprise) as at December 31, 2000 and 1999, and the related consolidated statements of operations and deficit and cash flows for the years ended December 31, 2000 and 1999 and the period from November 24, 1994 (incorporation) to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and 1999 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and the period from November 24, 1994 (incorporation) to December 31, 2000 in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1(a) to the consolidated financial statements, the Company has incurred recurring losses from operations and has a capital and working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in this regard are also described in note 1(a). The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

(signed) /s/ KPMG LLP

Chartered Accountants

Vancouver, Canada
April 13, 2001

HYATON ORGANICS INC.
(Formerly Hyaton Company Incorporated)
(A Development Stage Enterprise)
Consolidated Balance Sheets
(Expressed in United States dollars)

December 31, 2000 and 1999

	2000	1999
Assets
Current assets:
Cash	$308	$3,218
Accounts receivable and other	151	11,887
Total current assets	459	15,105
Computer equipment, net of accumulated depreciation of $1,772 (1999 - $885)	2,147	1,084
Total assets	$2,606	$16,189

Liabilities and Shareholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities (note 3)	$22,005	$30,214
Loans from related parties (note 3)	1,317,474	940,850
Total current liabilities	1,339,479	971,064
Shareholders' deficiency:
Capital stock (note 4):
Authorized:
100,000,000 common shares with a par value of $0.01
25,000,000 preference shares with a par value of $0.01
Issued:
27,556,000 common shares	275,560	275,560
Additional paid-in capital	223,187	223,187
Deficit accumulated during the development stage	(1,833,618)	(1,430,962)
Other comprehensive income (note 5):
Cumulative translation adjustment	(2,002)	(22,660)
Total shareholders' deficiency	(1,336,873)	(954,875)

Total liabilities and shareholders' deficiency	$2,606	$16,189

Future operations (note 1(a))

Subsequent events (note 9)

See accompanying notes to consolidated financial statements.

HYATON ORGANICS INC.
(Formerly Hyaton Company Incorporated)
(A Development Stage Enterprise)
Consolidated Statements of Operations and Deficit
(Expressed in United States dollars)

	Year ended December 31, 2000	Year ended December 31, 1999	For the period November 24, 1994 to December 31, 2000
Revenue	$226	$39,253	$87,892
Expenses (note 3):
Consulting and other professional fees	317,853	356,021	859,186
Product research and development costs	55,582	131,686	380,668
Travel	1,964	12,488	43,944
Administrative and other expenses	27,483	55,750	144,622
Employee equity compensation	-	222,500	222,500
	402,882	778,445	1,650,920
Loss for the period	402,656	739,192	1,563,028
Deficit accumulated during the development stage, beginning of period	1,430,962	691,770	-
Charge to deficit (note 1)	-	-	270,590

Deficit accumulated during the development stage, end of period	$1,833,618	$1,430,962	$1,833,618
Basic and diluted loss per share	$0.01	$0.03	$0.07
Weighted average number of shares outstanding	27,556,000	27,557,997	22,879,690

See accompanying notes to consolidated financial statements.

HYATON ORGANICS INC.
(Formerly Hyaton Company Incorporated)
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(Expressed in United States dollars)

	Year ended December 31, 2000	Year ended December 31, 1999	For the period November 24, 1994 to December 31, 2000
Cash flows from (used in) operating activities:
Loss for the period	$(402,656)	$(739,192)	$(1,563,028)
Items not involving the use of cash:
Depreciation	926	472	1,792
Employee equity compensation	-	222,500	222,500
Shares issued as a financing fee	-	-	5,000
Changes in non-cash operating working capital:
Accounts receivable	11,736	31,120	9,193
Accounts payable and accrued liabilities	(8,209)	(10,096)	13,050
	(398,203)	(495,196)	(1,311,493)
Cash flows used in investing activities:
Capital expenditures	(1,989)	-	(3,857)
Cash flows from financing activities:
Issuance of common shares
Loans from related parties:
Kafus Industries Ltd.	333,889	420,828	886,108
Cameron Strategic Planning Ltd.	44,644	66,827	349,861
Mr. Robert L. Novitsky	183	-	39,927
Notra Environmental Inc.	10,102	-	10,102
Berkeley Investment Inc.	8,464	-	8,464
Kafus Bio-Composites Inc.	-	1,107	1,107
	397,282	488,762	1,296,226
Effect of exchange rate changes on foreign currency cash balances	-	442	19,432
Increase (decrease) in cash	(2,910)	(5,992)	308
Cash, beginning of period	3,218	9,210	-
Cash, end of period	$308	$3,218	$308
Supplementary information:
Interest paid	$-	$-	$-
Income taxes paid	-	-	-
Non-cash transactions:
Issuance of common shares:
For investment in Camden Agro-Systems Inc.	-	-	270,590
As a financing fee	-	-	5,000
Options issued as employee equity compensation	-	222,500	-

See accompanying notes to consolidated financial statements.

HYATON ORGANICS INC.
(Formerly Hyaton Company Incorporated)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

1. Nature and continuance of operations:

Hyaton Organics Inc. (formerly Hyaton Company Incorporated) ("Hyaton") was incorporated pursuant to the laws of the State of Nevada on August 20, 1996. Commencing November 2, 1998, Hyaton holds a 90% investment in Camden Agro-Systems Inc. ("CASI"), a Canadian company, as its sole asset. Prior to that date Hyaton was inactive.

CASI was incorporated under the Ontario Business Corporations Act (1982) on November 24, 1994 to carry on the business of management consulting and product development. CASI's efforts have focused primarily on the development of organic fertilizers and animal feed from animal waste. In early 1999, CASI's management discontinued its efforts towards the development of organic animal feed.

Pursuant to the Plan and Agreement of Reorganization dated November 2, 1998, Hyaton issued 20,000,000 common shares from treasury for 9,000 issued and outstanding common shares of CASI representing a 90% holding in CASI. In addition, the agreement provided for the issuance of additional shares of Hyaton to the vendor of the 9,000 common shares of CASI at a rate of one common share for every $0.20 of earnings before interest, tax, amortization and depreciation of CASI for the period from November 2, 1998 to the earlier of November 2, 2000 or 18 months from the commencement of commercial operations. Furthermore, the agreement provides for additional share issuances at a rate of one share for every $0.05 of losses incurred by the vendor under the indemnification granted to the vendor against any legal claims and other contingencies. No additional shares have been issued related to either the performance or indemnification clauses. Related to the agreement, 500,000 common shares of Hyaton were issued to Securities Trading Services Inc., an unrelated party, as a financing fee.

The agreement resulted in control of Hyaton passing to the former shareholders of CASI. The transaction was accounted for as a recapitalization of CASI, as if CASI had issued common shares to acquire the net monetary assets of Hyaton. The financial statements reflect the operations of CASI from its inception with the activities of Hyaton consolidated from November 2, 1998, the date of the transaction.

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

Consideration:
Par value of common shares issued	$275,590
Costs	$13,879
$289,469
Consideration applied to:
Net assets	$-
Consulting expense	$5,000
Cash costs incurred in excess of cash on hand	$13,879
Charge to deficit	$270,590
$289,469

1. Nature and continuance of operations (continued):

(a) Future operations:

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses and has not generated profitable operations since inception. In addition, at December 31, 2000, the Company has a working capital deficiency of $1,339,020 and a shareholders' deficiency of $1,336,873. Further, the Company's controlling ultimate shareholder at December 31, 2000 is in receivership.

The continuance of the Company as a going concern is dependent on the continued forebearance of its creditors, obtaining financing for continued operations and the attainment of profitable operations. If the Company is unable to achieve these objectives, it may be obligated to liquidate certain assets in settlement of liabilities and the value achieved on settlement may be less than the assets' carrying values. Subsequent to December 31, 2000, control of the Company together with material related party balances payable were acquired from Kafus Industries Ltd. and its affiliates (note 9(a)). Accordingly, the future operations will be primarily dependent upon the actions of the new controlling shareholder.

(b) Development stage enterprise:

For U.S. accounting purposes the Company is considered to be a development stage enterprise from the inception of CASI on November 24, 1994 to December 31, 2000 as its efforts are primarily directed towards the development of a new product. The identification of an entity as a development stage enterprise does not impact the measurement and recognition principles applied in these consolidated financial statements but does require the disclosure of specified cumulation from inception and other information.

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

2. Significant accounting policies (continued):

(g) Stock option plan:

The Company has a stock-based compensation plan which is described in note 4(b). For accounting purposes these options were deemed to have been granted in the year ended December 31, 1999. For grants to employees, compensation expense is recognized over the vesting period in an amount equal to the difference, if any, between the market value of the Company's common shares at that measurement date and the exercise price. The value recognized for option grants is included in the consolidated statements of operations as "employee equity compensation". Options granted to non-employees will be recorded at their fair value.

(h) Loss per share:

Loss per share is calculated using the weighted average number of shares outstanding during the fiscal period. This average includes as outstanding common shares, shares issued in a reporting period from the date of their issuance. Diluted per share amounts do not differ from basic per share amounts as the effect of stock options outstanding during the periods presented is anti-dilutive.

3. Related party transactions and balances:

At December 31, 2000 and 1999, Kafus Industries Ltd., a public company, was the majority shareholder of the Company. Cameron Strategic Planning Ltd., a private Canadian company, and Kafus Bio-Composites Inc., a U.S. corporation, are subsidiaries of Kafus Industries Ltd. Subsequent to December 31, 2000, Kafus' interests in the Company were acquired by Berkeley Investments Inc. (note 9(a)).

Mr. Robert L. Novitsky is an officer of the Company, a majority shareholder of Notra Environmental Inc. and a shareholder and officer of CASI.

The Company has entered into the following material related party transactions:

(a) Loans from related parties:

Loans from related parties consist of the following:

	2000	1999
Kafus Industries Ltd.	$904,532	$591,301
Cameron Strategic Planning Ltd.	352,946	$308,302
Mr. Robert L. Novitsky	40,323	40,140
Notra Environmental Inc.	10,102	-
Berkeley Investment Inc.	8,464	-
Kafus Bio-Composites Inc.	1,107	1,107
	$1,317,474	$940,850

The loans from related parties are non-interest bearing with no specific terms of repayment. The loan from Mr. Robert L. Novitsky is convertible into common shares of the Company, prior to financing of the first manufacturing plant, on a mutually acceptable basis.

3. Related party transactions and balances (continued):

(b) Accounts payable and accrued liabilities:

Included in accounts payable and accrued liabilities is $nil (1998 - $5,052) payable to a private company controlled by an officer of the Company.

(c) Fees:

The Company has been charged administrative, management and consulting fees aggregating $56,898 (year ended December 31, 1999 - $155,725) by certain officers, directors and private companies controlled by them.

4. Capital stock:

(a) Issued:
	Number of shares	Value per share	Assigned value
Issued for cash at inception, November 24, 1994	1,000	$0.657	$657
Issued and outstanding at all period ends prior to September 30, 1998	1,000		657
Issued during period ended December 31, 1998:
For investment in CASI	27,058,000	0.01	270,590
For financing fee	500,000	0.01	5,000
Issued and outstanding at December 31, 1998	27,559,000		276,247
Adjustments resulting in an increase in additional paid-in capital:
Shares cancelled	(3,000)	0.01	(30)
Authorized par value change	-		(657)
Issued and outstanding at December 31, 1999 and 2000	27,556,000		275,560

Shares issued for non-cash consideration have been recorded at the market value of the shares on the date at which the obligation arises.

(b) Options:

(i) During 1999, the directors of the Company approved the "1999 Stock Option Plan" (the "Plan"). Generally, the Plan provided for the granting of options to employees, officers, directors and consultants to the Company. On October 15, 1999, the Company's directors approved the grant of 445,000 stock options having an exercise price of $1.50 each and an expiry date of October 13, 2004 to employees, officers and directors. During the year ended December 31, 2000, the Plan and all options previously granted were terminated.

4. Capital stock (continued):

(b) Options (continued):

(i) Continued:

In accordance with the Company's accounting policy for its Plan, compensation expense of $222,500 has been recognized in 1999 for its stock options equal to the difference between the market price and exercise price on the date of board approval with an offset to additional paid-in capital. As accounting principles require the disclosure of information as if the Company determined compensation expense based on the fair value at the grant date for its stock options, the Company's loss for 1999 would have been increased to the pro forma amounts indicated below:

Loss for the year:
As reported	$739,192
Pro forma	1,304,342

Basic and diluted loss per share:
As reported	$0.03
Pro forma	0.05

The per share weighted-average fair value of stock options granted during 1999 was $1.77 on the date of grant using a binomial option-pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 6%, an expected life of 5 years, and a volatility of 62.5%. These calculations assume that all options vested at date of grant.

As no options were granted in fiscal 2000, no additional pro forma disclosure is required.

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

	Year ended to December 31, 2000	Year ended to December 31, 1999	For the period November 24, 1994 to to December 31, 2000
Comprehensive income (loss):
Loss for the period	$(402,656)	$(739,192)	$1,563,028)
Currency translation adjustment	20,658	(38,875)	(2,002)
	$(381,998)	$(778,067)	$(1,565,030)

6. Income taxes:

The Company has approximately $937,000 (1999 - $845,000) of non-capital losses carried forward available to reduce taxable income otherwise calculated in Canada. These losses expire up to 2007.

	2000	1999
Future tax asset: Non-capital loss carry forwards	$937,000	$845,000
Valuation allowance	(937,000)	(845,000)
Net future tax assets	$-	$-
Future tax liabilities	$-	$-

7. Financial instruments:

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

7. Financial instruments (continued):

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

8. Segmented information:

At December 31, 2000, the Company's operations were primarily situated in Canada or related to operations that are situated in Canada. Through CASI, the Company's primary focus is on the manufacturing of organic fertilizer from animal waste. Accordingly, the Company is considered to operate in a single reportable and geographic segment.

9. Subsequent events:

(a) Changes in control:

By letter agreement and bill of sale, each respectively dated January 15, 2001 and made effective March 8, 2001, Berkeley Investments Inc. agreed to purchase and PricewaterhouseCoopers Inc., trustee of Kafus Industries Ltd. and Cameron Strategic Planning Ltd. in bankruptcy (the "Vendor"), agreed to sell all of the shares held by the Vendor, being 20,000,000 common shares in the capital stock of the Company as well as all of the interests the Vendor may have, including accounts receivable or shareholders' loans (note 3(a)), in the Company and CASI for the purchase price of Cdn. $50,000.

(b) Disposition of CASI:

The Company has also entered into a letter agreement dated February 12, 2001 and made effective March 8, 2001, respecting the purchase and sale of all of its interests in CASI in exchange for 1,000 preferred shares of CASI which are redeemable at U.S. $1,000 per share. The redemption price and any dividends declared will be paid by CASI only if CASI is successful in selling fertilizer and plant growth products under its pending patents. For each ton of product sold or licensed by CASI, CASI will pay U.S. $1.00 toward redemption of a preference share and U.S. $0.34 toward payment of outstanding dividends on the preferred shares. Once U.S. $1,000,000 has been paid by CASI towards redemption of the preferred shares, the preferred shares will be fully redeemed and cancelled. Once redeemed, the preferred share dividend will convert to a royalty of U.S. $1.00 per ton of product sold by CASI. The preferred shares will be subordinated to bank debt which CASI will require in order to build its North Carolina plant.

9. Subsequent events (continued):

(c) Advisory agreements:

Subsequent to December 31, 2000, the Company entered into two advisory services agreements with respect to the operation, management and financing of the Company. One agreement, for $4,000 per month and having a term of 12 months is with a current officer and director. The second contract, for $10,000 per month and having a term of 24 months, is with a third party.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

All directors of our company hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

As at April 1, 2001, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with Hyaton	Age	Date First Elected or Appointed
Gordon Robinson	Director	60	October 15, 1999
Paul McClory	Director	60	October 15, 1999
Andrew Schwab	Secretary and Director	50	Director and Secretary since January 19, 2001

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Gordon Robinson, Director

Gordon Robinson became a director of our company on October 15, 1999. Mr. Robinson was also a director of Kafus Industries Ltd. from March 25, 1998 to August 9, 2000, a company reporting under the Securities Exchange Act of 1934 and whose common shares were traded on the American Stock Exchange. Mr. Robinson presently owns and operates a home improvement business, and has been the owner and operator of that business since 1992.

Paul McClory, Director

Paul McClory was appointed to the Board of Directors on October 15, 1999. He was also a director of Kafus Industries Ltd. from June 11, 1996 until 1998, a company reporting under the Securities Exchange Act of 1934 and whose common shares were traded on the American Stock Exchange. For over the past five years, Mr. McClory, through his wholly-owned company Willow Holdings, Inc., has been a consultant to several public and private companies including Kafus Industries Ltd. and North American Tire Recycling Ltd.

Andrew Schwab, Secretary and Director

Andrew Schwab became a director and the secretary of our company on January 19, 2001. Mr. Schwab has also agreed to be our president and treasurer. Mr. Schwab obtained his Bachelor of Arts from the University of Montreal in 1972. Since 1992, he has been providing independent marketing and business consulting services to several public and private companies. These services have focussed on the development of joint ventures, the raising of equity, debt and other financings and the identification and development of new business opportunities. He also is a principal of Okanagan Lake Holdings Inc. which operates a paddleboat charter services on Lake Okanagan in the interior of British Columbia, Canada. Mr. Schwab is a director of Bishop Resources Inc., a junior natural resource company whose shares trade on the Canadian Venture Exchange. He is also a director of Signet Industries Ltd, and The CanFibre Group Ltd., two companies whose shares also trade on the Canadian Venture Exchange. CanFibre engages in the development and manufacture of a wood panel product called medium density fibreboard. Mr. Schwab was a former marketing manager for Garaventa Canada Ltd, a private Swiss manufacturing company where he assisted in the development of new products, sales and licensing and distribution throughout Canada, the United States and world-wide.

Committees of the Board

We do not have an audit or compensation committee at this time.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

Other than as discussed below, none of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Both Gordon Robinson and Paul McClory were directors of Kafus Industries Ltd. within the last two years. On August 22, 2000, a receiving order was made by the Supreme Court of British Columbia against Kafus Industries adjudging it to be bankrupt.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, with the exception of the following:
Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Paul McClory(1)	1(1)	1(1)	1(1)
Gordon Robinson(1)	1(2)	1(2)	Nil
Andrew Schwab	1(2)	1(2)	Nil

(1) The named officer and director failed to file a Form 3 - Initial Statement of Beneficial Ownership.

(2) The named officer and/or director, as applicable, filed a late Form 3 - Initial Statement of Beneficial Ownership.

Item 10. Executive Compensation.

The following table summarizes the compensation of our president during the last three complete fiscal years. No other officers or directors received annual compensation in excess of $100,000 during the last three complete fiscal years.

		Annual Compensation			Long Term Compensation(1)		Pay- outs
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation(2)	Securities Under Options/ SAR's Granted	Restricted Shares or Restricted Share Units	LTIP Pay- outs
Robert L. Novitsky(1) Past President & Past C.E.O.	2000 1999 1998	Nil $45,767(2) $10,149(3)	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1) Mr. Novitsky resigned from his position as our president and as a director on July 7, 2000. Mr. Schwab has agreed to be our president and treasurer, but has yet to be appointed by our board of directors. Accordingly, the office of president has been vacant since July 7, 2000.

(2) Represents consulting fees. Mr. Novitsky did not receive a salary for serving as the President and CEO of our company.

(3) Mr. Novitsky received a salary in the form of consulting fees in the amount of CDN$3,383 per month in connection with his position as President of our subsidiary, Camden Agro-Systems Inc. The figure of $10,149 represents three months' salary.

Employment/Consulting Agreements

Other than as set out in this annual report, we have not entered into any employment or consulting agreements with any of our current officers, directors or employees.

Effective as of April 23, 2001, we entered into an agreement with A. Schwab & Associates Inc., a company owned by one of our directors Andrew Schwab. Pursuant to this agreement, Andrew Schwab has agreed to provide us with consulting services which will include advising our board on our daily operations and activities; assisting and advising us with the identification and evaluation of potential business opportunities and business combinations; assisting and reviewing a long-term business plan and a short-term strategic plan; advising with respect to the recruitment and development of personnel; and providing the company with office space and services on a turnkey basis. We have agreed to pay A. Schwab & Associates Inc. a fee of $4,000 per month for these services, which payment A. Schwab & Associates Inc. have agreed to defer until we are in a position to pay these fees. The term of the contract is for a period of one year.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. Other than the management agreements discussed above, we do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officers, directors, consultants or employees of our company during the year ended December 31, 2000. There were no stock options outstanding on December 31, 2000.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2000.

We have no formal plan for compensating our directors for their service in their capacity as directors although such directors are expected to receive in the future options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of Hyaton other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Principal Stockholders

The following table sets forth, as of April 1, 2001, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Richard Bullock 19 Ferguson Drive Belfast, Northern Ireland	20,475,500 common shares	74.3%
Andrew Schwab 414 Viewcrest Road Kelowna, BC V1W 4J8	3,000 common shares	Nil
Paul McClory 39 Bennerley Road London, England SW116DR	Nil	Nil
Gordon Robinson 4898 Meadfield Road West Vancouver, BC V7V 3W1	13,000 common shares	Nil
Directors and Executive Officers as a Group	16,000 common shares	Nil

(1) Based on 27,556,000 shares of common stock issued and outstanding as of April 1, 2001. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Changes in Control

On March 8, 2001, Richard Bullock acquired the 20,000,000 common shares in our capital stock which were owned by Kafus. The transaction was effected pursuant to a Letter Agreement and Bill of Sale, each dated January 15, 2001 and made effective March 8, 2001, between Berkeley Investments Inc. and PricewaterhouseCoopers Inc., trustee of Kafus and Cameron Strategic Planning Ltd., a subsidiary of Kafus, in bankruptcy, whereby PricewaterhouseCoopers, agreed to sell 20,000,000 common shares in the capital stock of Hyaton, as well as all of the interests it may have, including accounts receivable or shareholders' loans, in Hyaton and Camden Agro-Systems for the purchase price of CDN$50,000 (approximately $33,000). Berkeley Investments entered into these transactions as agent for and on behalf of Mr. Bullock, an undisclosed principal. The transfer of these 20,000,000 common shares represents 72.5% of our issued and outstanding common shares and a change of control of our company.

Item 12. Certain Relationships and Related Transactions.

Except as otherwise indicated below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to its knowledge, any of its directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

We paid rent for office space to Notra Environmental Services Inc. of which Mr. Robert L. Novitsky is the president and a director. Mr. Novitsky was the president and a director of our company, the president of Camden Agro-systems, and a minority shareholder of Camden Agro-Systems, owning ten percent (10%) of Camden Agro-Systems. For the year ended December 31, 1999 we paid rent of $13,730. We did not pay any such rent during the year ended December 31, 2000.

At December 31, 2000 and 1999, Kafus Industries was the majority shareholder of Camden Agro-Systems. Cameron Strategic Planning Ltd., a private Canadian company, and Kafus Bio-Components Inc., a U.S. corporation, are subsidiaries of Kafus Industries. Subsequent to December 31, 2000, Kafus Industries' interests in Camden Agro-Systems were acquired by Berkeley Investments Ltd. on behalf of Richard Bullock.

During the years ended December 31, 2000 and 1999 we received loans from related parties as follows:
	2000	1999
Kafus Industries Ltd.	$904,532	$591,301
Cameron Strategic Planning Ltd.	352,946	308,302
Mr. Robert L. Novitsky	40,323	40,140
Notra Entertainment Inc.	10,102	-
Berkeley Investment Inc.	8,464	-
Kafus Bio-Composites Inc.	1,107	1,107
	$1,317,474	$940,850

The loans from related parties are non-interest bearing with no specific terms of repayment. The loan from Mr. Robert L. Novitsky is convertible into common shares of Hyaton, prior to financing of the first manufacturing plant, on a mutually acceptable basis.

We entered into a call/put option agreement with Mr. Novitsky exercisable at any time on or before November 3, 2003. Under this option, both Hyaton and Mr. Novitsky have the option to exchange Mr. Novitsky's 1,000 common shares of Camden Agro-Systems for 120,000 shares of Hyaton common stock at $1.00 per Hyaton share.

We paid administrative, management and consulting fees aggregating $56,898 (year ended December 31, 1999 - $155,725) to certain officers, directors or their respective private companies.

On February 12, 2001, we entered into a letter agreement, effective as of March 8, 2001, whereby we restructured our ownership interests in Camden Agro-Systems so that we no longer actively involved in the operations of the business of Camden Agro-Systems. We sold all of our common shares in Camden-Agro Systems in exchange for 1,000 preferred shares of Camden Agro-Systems. The preferred shares are redeemable at $1,000 per share. The redemption price and any dividends declared will be paid by Camden Agro-Systems only if it is successful in selling fertilizer and plant growth products under its pending patents. For each ton of product sold or licensed by Camden Agro-Systems, it will pay $1.00 toward redemption of such preferred shares and $0.34 toward payment of outstanding dividends on such preferred shares. Once the amount of $1,000,000 has be paid by Camden Agro-Systems towards redemption of the preferred shares, the preferred shares will be fully redeemed and cancelled. Once redeemed, the preferred share dividend will convert to a royalty of $1.00 per ton of product sold by Camden Agro-Systems. The preferred shares will be subordinated to bank debt which Camden Agro-Systems will require in order to build its North Carolina plant. Robert Novitsky, the former president and a director of Hyaton is the president of Camden Agro-Systems.

Effective as of April 23, 2001, we entered into an agreement with A. Schwab & Associates Inc., a company owned by one of our directors Andrew Schwab. Pursuant to this agreement, Andrew Schwab has agreed to provide us with consulting services which will include advising our board on our daily operations and activities; assisting and advising us with the identification and evaluation of potential business opportunities and business combinations; assisting and reviewing a long-term business plan and a short-term strategic plan; advising with respect to the recruitment and development of personnel; and providing the company with office space and services on a turnkey basis. We have agreed to pay A. Schwab & Associates Inc. a fee of $4,000 per month for these services, which payment A. Schwab & Associates Inc. have agreed to defer until we are in a position to pay these fees. The term of the contract is for a period of one year.

Item 13. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

We did not file any Current Reports on Form 8-K during the quarter ended December 31, 2000.

Financial Statements Filed as Part of the Annual Report:

The following Financial Statements pertaining to Hyaton and its subsidiary are filed as part of this annual report:
Hyaton Organics, Inc. (audited)
Independent Auditors' Report, dated April 13, 2001
Consolidated Balance Sheets as at December 31, 2000 and 1999
Consolidated Statements of Operations and Deficits for the years ended December 31, 2000 and 1999 and for the period from November 24, 1994 (incorporation) to December 31, 2000
Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999 and for the period from November 24, 1994 (incorporation) to December 31, 2000
Notes to the Consolidated Financial Statements.

Exhibits Required by Item 601 of Regulation S-B

Exhibit Number and Description

(2) Plan of purchase, sale, reorganization, arrangement, liquidation or succession

2.1* Plan and Agreement of Reorganization, dated November 2, 1998, between Hyaton and Kafus Environmental Industries Ltd.

(3) Articles of Incorporation/Bylaws

3.1* Amended and Restated Articles of Incorporation, filed April 30, 1999

3.2* Amended and Restated Bylaws

3.3* Certificate of Amendment to Articles of Incorporation, filed October 20, 1999

(10) Material Contracts

10.1** Purchase Agreement between Furst-McNess Company and Hyaton Organics, Inc., dated February 15, 2000

10.2*** Letter Agreement between Berkeley Investments Inc. and PriceWaterhouseCoopers Inc., as trustee in bankruptcy of Kafus Industries Ltd. and Cameron Strategic Planning Ltd., dated January 15, 2001

10.3*** Bill of Sale between Berkeley Investments Inc. and PriceWaterhouseCoopers Inc., as trustee in bankruptcy of Kafus Industries Ltd. and Cameron Strategic Planning Ltd., dated January 15, 2001

10.4*** Letter Agreement between Hyaton Organics Inc. and Camden-Agro Systems Inc., dated March 8, 2001

10.5 Advisory Agreement between Hyaton Organics Inc. and The Samarac Corporation Ltd., dated April 12, 2001

10.6 Consulting Agreement between Hyaton Organics Inc. and A. Schwab & Associates Inc., dated April 20, 2001.

(21) Subsidiaries

21.1 Camden Agro-Systems Inc.

* Previously filed with Hyaton's Registration Statement on Form 10-SB filed on October 28, 1999

** Previously filed with Hyaton's Annual Report on Form 10-KSB filed on April 14, 2000

*** Previously filed with Hyaton's Current Report on Form 8-K filed on March 19, 2001

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYATON ORGANICS INC.
a Nevada corporation

/s/ Andrew Schwab
By: Andrew Schwab, President and Secretary

Date: April 23, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures

/s/ Andrew Schwab
Andrew Schwab, President, Secretary and Director
April 23, 2001

/s/ Gordon Robinson
Gordon Robinson, Director
April 23, 2001