Form 10QSB
period 2001-03-31
HYATON ORGANICS INC
filed 2001-06-29
CIK 1097805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 000-27853

HYATON ORGANICS INC. (Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	86-0913555 (I.R.S. Employer Identification No.)
414 Viewcrest Road, Kelowna, British Columbia, Canada V1W 4J8 (Address of principal executive offices)
(250) 764 8118 (Issuer's telephone number)
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No[ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

27,556,000 common shares without par value, as at June 1, 2001

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Consolidated Financial Statements

(Expressed in United States Dollars)

HYATON ORGANICS INC.

(A Development Stage Enterprise)

Three month period ended March 31, 2001

Three month period ended March 31, 2000

Period from inception on November 24, 1994 to March 31, 2001

HYATON ORGANICS INC.

(A Development Stage Enterprise)

Consolidated Balance Sheets

(Expressed in United States Dollars)

March 31, 2001 and December 31, 2000

	March 31, 2001	December 31, 2000
	(unaudited)
Assets
Current Assets:
Cash	$-	$308
Accounts receivable and other	100	151
Total current assets	100	459
Investment (note 5)	1	-
Computer equipment, net of accumulated depreciation of $713 (2000 - $1,772)	1,310	2,147

Total assets	$1,411	$2,606

Liabilities and Shareholders' Deficiency
Current Liabilities:
Accounts payable and accrued liabilities	$24,406	$22,005
Due to related parties (note 3)	1,565,670	1,317,474
Total liabilities	1,590,076	1,339,479

Shareholders' deficiency:
Capital Stock: Authorized: 100,000,000 common shares with a par value of $0.01 25,000,000 preference shares with a par value of $0.01
Issued: 27,556,000 common shares	275,560	275,560
Additional paid in capital	223,187	223,187
Deficit accumulated during the development stage	(2,087,412)	(1,833,618)
Other comprehensive income: Cumulative translation adjustment	-	(2,002)
Total shareholders' deficiency	(1,588,665)	(1,336,873)

Total liabilities and shareholders' deficiency	$1,411	$2,606

Commitments note 7.

See accompanying notes to consolidated financial statements.

HYATON ORGANICS INC.

(A Development Stage Enterprise)

Consolidated Statements of Operations and Deficit

(Unaudited)

(Expressed in United States Dollars)
	Three month period ended March 31, 2001	Three month period ended March 31, 2000	Period from inception on November 24, 1994 to March 31, 2001

Revenue	$-	$-	$87,892
Expenses:
Consulting and other professional dues	8,977	138,880	868,163
Product research and development costs	-	26,405	380,668
Travel	-	755	43,944
Administrative and other expenses	281	10,205	144,903
Employment equity compensation	-	-	222,500
	$9,258	$176,245	$1,660,178
	(9,258)	(176,245)	(1,572,286)
Gain on disposal of Camden Agro-Systems Inc. (note 5)	(244,536)	-	963,067

Net income (loss)	253,794	(176,245)	(609,219)
Deficit accumulated during the development stage, beginning of period	1,833,618	1,430,962	-
Charge to deficit	-	-	270,590
Deficit accumulated during the development stage, end of period	$2,087,412	$1,607,207	$879,809
Basic and diluted earnings (loss) per share	$0.03	$(0.01)	$(0.03)
Weighted average number of shares outstanding	27,556,000	27,556,000	23,354,745

See accompanying notes to consolidated financial statements.

HYATON ORGANICS INC.

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in United States Dollars)
	Three month period ended March 31, 2001	Three month period ended March 31, 2000	Period from inception on November 24, 1994 to March 31, 2000
Cash flows from (used in) operating activities:
Net income (loss)	$953,809	$(176,245)	$(609,219)
Items not involving the use of cash:
Depreciation	106	153	1,898
Employee equity compensation	-	-	222,500
Shares issued as a financing fee	-	-	5,000
Gain on the disposal of Camden Agro-Systems Inc.	(963,067)	-	(963,067)
Changes in non-cash operating working capital:
Accounts receivable and other	(100)	(3,969)	9,093
Accounts payable and accrued liabilities	6,508	(19,439)	19,558
Cash flows used in operating activities	(2,744)	(199,500)	(1,314,237)
Cash flows used in investing activities:
Capital expenditures	-	(2,015)	(3,857)
Net cash on disposal of Camden Agro-Systems Inc.	(208)	-	(208)
Cash flows used in investing activities	(208)	(2,015)	(4,065)
Cash flows provided by financing activities:
Issuance of common shares	-	-	657
Loans from related parties:
Kafus Industries Ltd.	-	227,704	886,108
Cameron Strategic Planning Ltd.	-	27,640	349,861
Mr. Robert L. Novitsky	-	-	39,927
Notra Environmental Inc.	-	-	10,102
Berkeley Investment Inc.	2,644	-	11,108
Kafus Bio-Composites Inc.	-	-	1,107
Cash flows provided by financing activities	2,644	255,344	1,298,870
Effect of exchange rate changes on foreign currency cash balances	-	101	19,432
Increase (decrease) in cash	(308)	53,930	-
Cash, beginning of period	308	3,218	-
Cash, end of period	$-	$57,148	$-

Supplementary information (see note 6)

See accompanying notes to consolidated financial statements.

HYATON ORGANICS INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Unaudited)

(Expressed in United States Dollars)

Three month period ended March 31, 2001

Three month period ended March 31, 2000

Period from inception on November 24, 1994 to March 31, 2001

1. Basis of presentation:

The unaudited consolidated balance sheets, statements of operations and deficit and statements of cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information in the United States.

The interim consolidated financial statements do not include all information and footnote disclosures required under generally accepted accounting principles in the United States for a complete set of annual financial statements.

In the opinion of management, these interim consolidated financial statements reflect all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at March 31, 2001 and for the periods ended March 31, 2001 and 2000.

Interim results of the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2000.

2. Segmented information:

At March 31, 2001, the Company's operations were primarily situated in Canada or related to operations that are situated in Canada. Through Camden Agro-Systems Inc. ("CASI") the Company's primary focus is on the manufacturing of organic fertilizer from animal waste. Accordingly, the Company is considered to operate in a single reportable and geographic segment.

3. Due To Related Parties:

Potential settlement of $1,207,603 of this debt by a non-monetary transaction is currently under negotiation.

4. Changes in control:

By letter agreement and bill of sale, each respectively dated January 15, 2001 and made effective January 1, 2001, Berkeley Investments Inc. agreed to purchase and PricewaterhouseCoopers Inc., trustee of Kafus Industries Ltd. and Cameron Strategic Planning Ltd. in bankruptcy (the "Vendor"), agreed to sell, all of the shares held by the Vendor, being 20,000,000 common shares in the capital stock of the Company as well as all of the interests the Vendor may have, including accounts receivable or shareholders' loans, in the Company and CASI for the purchase price of Cdn. $50,000.

HYATON ORGANICS INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Unaudited)

(Expressed in United States Dollars)

Three month period ended March 31, 2001

Three month period ended March 31, 2000

Period from inception on November 24, 1994 to March 31, 2001

5. Disposition of Camden Agro-Systems Inc.:

The Company entered into a letter agreement dated February 12, 2001 related to the sale of all of its interests in CASI in exchange for U.S. $100.00 cash and 1,000 preferred shares of CASI which are redeemable at U.S. $1,000 per share. The redemption price and any dividends declared will be paid by CASI only if CASI is successful in selling fertilizer and plant growth products under its pending patents. For each ton of product sold or licensed by CASI, CASI will pay U.S. $1.00 toward redemption of a preference share and U.S. $0.34 toward payment of outstanding dividends on the preferred shares. Once U.S. $1,000,000 has been paid by CASI towards redemption of the preferred shares, the preferred shares will be fully redeemed and cancelled. Once redeemed, the preferred share dividend will convert to a royalty of U.S. $1.00 per ton of product sold by CASI. The preferred shares will be subordinated to bank debt which CASI will require in order to build its North Carolina plant.

Pursuant to the terms of the letter of agreement, the sale of CASI was effective January 1, 2001. The net assets of CASI at the date of the disposition is summarized as follows:
Current assets	$359
Non-current assets	732
1,091
Current liabilities	4,108
Long-term liabilities	960,049
964,157
Net assets	(963,066)
Fair value of proceeds	1
Gain on disposal of CASI	$963,067

HYATON ORGANICS INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Unaudited)

(Expressed in United States Dollars)

Three month period ended March 31, 2001

Three month period ended March 31, 2000

Period from inception on November 24, 1994 to March 31, 2001

6. Supplementary Information:
	Three month period ended March 31, 2001	Three month period ended March 31, 2000	Period from inception on November 24, 1994 to March 31, 2001
Interest paid	$-	$-	$-
Income taxes paid	-	-	-
Non-cash transaction:
Issuance of common shares:
For investment in Camden Agro-Systems Inc.	-	-	270,590
As a financing fee	-	-	5,000
Value assigned to preferred shares received on the disposal of Camden-Agro Systems Inc.	1	-	1

7. Commitments:

On April 20, 2001, the Company entered into a consulting agreement for administrative, marketing and management services, which expires March 20, 2002. Under the terms of the agreement the consultant will receive $4,000 per month plus reimbursement for pre-authorized expenses.

On April 20, 2001, the Company entered into an advisory agreement for a two year term in which the advisor will act as its international strategic planner and assist the Company to secure financing new business opportunities. The advisor will receive $10,000 per month and be reimbursed for all reasonable pre-approved expenses. The agreement may be terminated at any time after 12 months by the Board of Directors of the Company.

Item 2. Management's Plan of Operation.

There have been no material developments since we filed our Annual Report on Form 10-KSB on April 25, 2001.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes to the consolidated financial statements, included as part of this quarterly report.

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

Plan of Operation

We will continue to seek a new business opportunity or business combination over the 12 month period ending March 31, 2002. Once a business opportunity or business combination has been identified, we will investigate and evaluate the business opportunity or business combination. Should our company wish to pursue any specific business opportunity or business combination, we will have to comply with all applicable corporate and securities laws in order to complete the acquisition of or merger with any such business opportunity.

Cash Requirements

Over the twelve month period ending March 31, 2002, we do not anticipate that we will have to raise any additional monies through private placements of our equity securities and/or debt financing. We will rely on the continued financing from our new controlling shareholder to fund the identification and evaluation of any suitable business opportunity or business combination. Our controlling shareholder, Mr. Richard Bullock, has agreed to provide us with any further financing that we may require to fund our continuing operating expenses and to fund the identification and evaluation of a suitable business opportunity or business combination. Once we locate a suitable business opportunity or business combination, we may seek to obtain equity and/or debt financing from third parties to facilitate and complete the acquisition of such a business opportunity or a suitable business combination. We may also issue shares of our common stock as consideration for the acquisition of a suitable business opportunity or a suitable business combination.

Product Research and Development

We do not anticipate that we will expend any significant monies on research and development over the next twelve months.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment through March 31, 2002.

Employees

Over the twelve months ending March 31, 2002, we anticipate an increase in the number of employees we retain only if we identify and complete the acquisition of a business opportunity or enter into a business combination. Such an increase on the number of employees may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we ultimately retain, if any.

RISK FACTORS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this quarterly report, the terms "we", "us", "our", and "Hyaton" mean Hyaton Organics Inc. and its subsidiary, unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated.

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

Ability to Generate Revenues is Uncertain

For the year ended December 31, 2000, we incurred a net loss of $402,656 and for the three month period ended March 31, 2001, we incurred a net loss of $9,258 prior to the accounting gain we realized on the disposition of Camden-Agro Systems. We do not anticipate generating any significant revenues until we acquire a business opportunity or complete a business combination. We also have an accumulated deficit of $1,833,618 as at December 31, 2000 and $2,087,412 as at March 31, 2001. At this time, our ability to generate any revenues is uncertain. The auditors' report on our December 31, 2000 consolidated financial statements contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of that uncertainty.

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

Insider Control of Common Stock

As of June 1, 2001, one individual beneficially owned approximately 74.3% of our outstanding common shares. As a result, this shareholder will be able to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Changes in Securities.

Recent Sales of Unregistered Securities

We did not sell or issue any equity securities that were not registered under the Securities Act of 1933 during the quarter ended March 31, 2001.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Form 8-K Current Reports

We did not file any Current Reports on Form 8-K during the quarter ended March 31, 2001.

Consolidated Financial Statements Filed as Part of the Quarterly Report

Our consolidated financial statements include:

Consolidated Balance Sheets as at March 31, 2001 and December 30, 2000

Consolidated Statements of Operations and Deficit for the three month periods ending March 31, 2001 and 2000 and for the period from inception on November 24, 1994 to March 31, 2001

Consolidated Statements of Cash Flows for the three month periods ending March 31, 2001 and 2000 and for the period from inception on November 24, 1994 to March 31, 2001

Notes to the Consolidated Financial Statements

Exhibits Required by Item 601 of Regulation S-B

Exhibit
No. Description of Exhibit

(2) Plan of purchase, sale, reorganization, arrangement, liquidation or succession

2.1 Plan and Agreement of Reorganization, dated November 2, 1998, between Hyaton and Kafus Environmental Industries Ltd. (previously filed as an exhibit with Hyaton's Registration Statement on Form 10-SB filed on October 28, 1999)

(3) Articles of Incorporation/Bylaws

3.1 Amended and Restated Articles of Incorporation, filed April 30, 1999 (previously filed as an exhibit with Hyaton's Registration Statement on Form 10-SB filed on October 28, 1999)

3.2 Amended and Restated Bylaws (previously filed as an exhibit with Hyaton's Registration Statement on Form 10-SB filed on October 28, 1999)

3.3 Certificate of Amendment to Articles of Incorporation, filed October 20, 1999 (previously filed as an exhibit with Hyaton's Registration Statement on Form 10-SB filed on October 28, 1999)

(10) Material Contracts

10.1 Purchase Agreement between Furst-McNess Company and Hyaton Organics, Inc., dated February 15, 2000 (previously filed as an exhibit with Hyaton's Annual Report on Form 10-KSB filed on April 14, 2000)

10.2 Letter Agreement between Berkeley Investments Inc. and PriceWaterhouseCoopers Inc., as trustee in bankruptcy of Kafus Industries Ltd. and Cameron Strategic Planning Ltd., dated January 15, 2001 (previously filed as an exhibit with Hyaton's Current Report on Form 8-K filed on March 19, 2001)

10.3 Bill of Sale between Berkeley Investments Inc. and PriceWaterhouseCoopers Inc., as trustee in bankruptcy of Kafus Industries Ltd. and Cameron Strategic Planning Ltd., dated January 15, 2001 (previously filed as an exhibit with Hyaton's Current Report on Form 8-K filed on March 19, 2001)

10.4 Letter Agreement between Hyaton Organics Inc. and Camden-Agro Systems Inc., dated March 8, 2001 (previously filed as an exhibit with Hyaton's Current Report on Form 8-K filed on March 19, 2001)

10.5 Advisory Agreement between Hyaton Organics Inc. and The Samarac Corporation Ltd., dated April 12, 2001 (previously filed as an exhibit with Hyaton's Annual Report on Form 10-KSB filed on April 25, 2001)

10.6 Consulting Agreement between Hyaton Organics Inc. and A. Schwab & Associates Inc., dated April 20, 2001 (previously filed as an exhibit with Hyaton's Annual Report on Form 10-KSB filed on April 25, 2001)

(21) Subsidiaries

21.1 Camden Agro-Systems Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYATON ORGANICS INC.

/s/ Andrew Schwab
By:
Andrew Schwab, Secretary/Director
June 29, 2001

/s/ Gordon Robinson
By:
Gordon Robinson/Director
June 29, 2001

/s/ Paul McClory
By:
Paul McClory/Director
June 29, 2001