Form 10QSB/A
period 2001-03-31
HYATON ORGANICS INC
filed 2001-07-03
CIK 1097805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

HYATON ORGANICS INC.
(A Development Stage Enterprise)

Consolidated Statements of Operations and Deficit
(Unaudited)
(Expressed in United States Dollars)
	Three month period ended March 31, 2001	Three month period ended March 31, 2000	Period from inception on November 24, 1994 to March 31, 2001

Revenue	$-	$-	$87,892
Expenses:
Consulting and other professional dues	8,977	138,880	868,163
Product research and development costs	-	26,405	380,668
Travel	-	755	43,944
Administrative and other expenses	281	10,205	144,903
Employment equity compensation	-	-	222,500
	$9,258	$176,245	$1,660,178
	(9,258)	(176,245)	(1,572,286)
Loss on disposal of Camden Agro-Systems Inc. (note 5)	244,536	-	244,536

Loss for the period	253,794	176,245	1,816,822
Deficit accumulated during the development stage, beginning of period	1,833,618	1,430,962	-
Charge to deficit	-	-	270,590
Deficit accumulated during the development stage, end of period	$2,087,412	$1,607,207	$879,809
Basic and diluted earnings (loss) per share	$0.01	$(0.01)	$(0.03)
Weighted average number of shares outstanding	27,556,000	27,556,000	23,354,745

See accompanying notes to consolidated financial statements.

HYATON ORGANICS INC.
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in United States Dollars)
	Three month period ended March 31, 2001	Three month period ended March 31, 2000	Period from inception on November 24, 1994 to March 31, 2000
Cash flows from (used in) operating activities:
Loss for the period	$253,794	$176,245	$1,816,822
Items not involving the use of cash:
Depreciation	106	153	1,898
Employee equity compensation	-	-	222,500
Shares issued as a financing fee	-	-	5,000
Loss on the disposal of Camden Agro-Systems Inc.	244,536	-	244,536
Changes in non-cash operating working capital:
Accounts receivable and other	(100)	(3,969)	9,093
Accounts payable and accrued liabilities	6,508	(19,439)	19,558
Cash flows used in operating activities	(2,744)	(199,500)	(1,314,237)
Cash flows used in investing activities:
Capital expenditures	-	(2,015)	(3,857)
Net cash on disposal of Camden Agro-Systems Inc.	(208)	-	(208)
Cash flows used in investing activities	(208)	(2,015)	(4,065)
Cash flows provided by financing activities:
Issuance of common shares	-	-	657
Loans from related parties:
Kafus Industries Ltd.	-	227,704	886,108
Cameron Strategic Planning Ltd.	-	27,640	349,861
Mr. Robert L. Novitsky	-	-	39,927
Notra Environmental Inc.	-	-	10,102
Berkeley Investment Inc.	2,644	-	11,108
Kafus Bio-Composites Inc.	-	-	1,107
Cash flows provided by financing activities	2,644	255,344	1,298,870
Effect of exchange rate changes on foreign currency cash balances	-	101	19,432
Increase (decrease) in cash	(308)	53,930	-
Cash, beginning of period	308	3,218	-
Cash, end of period	$-	$57,148	$-

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

Pursuant to the terms of the letter of agreement, the sale of CASI was effective January 1, 2001. The net assets of CASI at the date of the disposition is summarized as follows:
Current assets	$359
Non-current assets	246,284
246,643
Current liabilities	2,106
Net assets	244,537
Fair value of proceeds	1
Loss on disposal of CASI	$244,536

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