Form 10QSB
period 2001-06-30
HYATON ORGANICS INC
filed 2001-08-14
CIK 1097805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

27,556,000 common shares without par value, as at August 1, 2001

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Consolidated Financial Statements of

(Expressed in United States dollars)

hyaton organics inc.

(A Development Stage Enterprise)

Six month period ended June 30, 2001 and 2000

Period from inception on November 24, 1994 to June 30, 2001

hyaton organics inc.
(A Development Stage Enterprise)

Consolidated Balance Sheets
(Expressed in United States dollars)

June 30, 2001 and December 31, 2000

	June 30,	December 31,
	2001	2000
	(unaudited)

Assets

Current assets:
Cash	$-	$308
Accounts receivable and other	100	151
Total current assets	100	459

Investment (note 3)	1	-

Computer equipment, net of accumulated depreciation of $713
(2000 - $1,772)	1,310	2,147

Total assets	$1,411	$2,606

Liabilities and Shareholders' Deficiency

Current liabilities
Accounts payable and accrued liabilities	$33,181	$22,005

Due to related parties	1,568,545	1,317,474
Total liabilities	1,601,726	1,339,479

Shareholders' deficiency:
Capital stock:
Authorized:
100,000,000 common shares with a par value of
$0.01
25,000,000 preference shares with a par value of
$0.01
Issued:
27,556,000 common shares	275,560	275,560
Additional paid-in capital	223,187	223,187
Deficit accumulated during the development stage	(2,099,062)	(1,833,618)
Other comprehensive income:
Cumulative translation adjustment	-	(2,002)
	(1,600,315)	(1,336,873)

Total liabilities and shareholders' deficiency	$1,411	$2,606

Commitments (note 5)
Subsequent event (note 6)

See accompanying notes to consolidated financial statements.

hyaton organics inc.
(A Development Stage Enterprise)

Consolidated Statements of Operations and Deficit
(Unaudited)
(Expressed in United States dollars)

					Period from
					inception on
	Three month	Three month	Six month	Six month	November 24,
	period ended	period ended	period ended	period ended	1994 to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000	2001

Revenue	$-	$-	$-	$-	$87,892

Expenses:
Consulting and other
professional fees	10,450	148,087	19,427	286,967	878,616
Product research and
development costs	-	8,682	-	35,087	380,668
Travel	-	950	-	1,705	43,944
Administrative and
other expenses	1,200	9,898	1,481	20,103	146,100
Employee equity
compensation	-	-	-	-	222,500
	11,650	167,617	20,908	343,862	1,671,828
	11,650	167,617	20,908	343,862	1,583,936

Loss on disposal of Camden
Agro-Systems Inc.
(note 3)	-	-	244,536	-	244,536

Loss for the period	11,650	167,617	265,444	343,862	1,828,472

Deficit accumulated during
the development stage,
beginning of period	2,087,412	1,607,207	1,833,618	1,430,962	-

Charge to deficit	-	-	-	-	270,590

Deficit accumulated during
the development stage,
end of period	$2,099,062	$1,774,824	$2,099,062	$1,774,824	$2,099,062

Basic and diluted loss per
share	$0.00	$0.01	$0.01	$0.01	$0.07

Weighted average number of
shares outstanding	27,556,000	27,556,000	27,556,000	27,556,000	27,556,000

See accompanying notes to interim consolidated financial statements.
hyaton organics inc.
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in United States dollars)

			Period from
			inception on
	Six month	Six month	November 24,
	period ended	period ended	1994 to
	June 30,	June 30,	June 30,
	2001	2000	2001

Cash flows from (used in) operating activities:
Loss for the period	$(265,444)	$(343,862)	$(1,828,472)
Items not involving the use of cash:
Depreciation	106	337	1,898
Employee equity compensation	-	-	222,500
Shares issued as a financing fee	-	-	5,000
Loss on the disposal of Camden Agro-
Systems Inc.	244,536	-	244,536
Changes in non-cash operating working
capital:
Accounts receivable and other	(100)	3,224	9,093
Accounts payable and accrued
liabilities	15,283	(19,505)	28,333
Cash flows used in operating activities	(5,619)	(359,806)	(1,317,112)

Cash flows used in investing activities:
Capital expenditures	-	(2,023)	(3,857)
Net cash on disposal of Camden Agro-	-	-	-
Systems Inc.	(208)	-	(208)
Cash flows used in investing activities	(208)	(2,023)	(4,065)

Cash flows provided by financing activities:
Issuance of common shares	-	-	657
Loans from related parties:
Kafus Industries Ltd.	-	323,230	886,108
Cameron Strategic Planning Ltd.	-	56,939	349,861
Mr. Robert L. Novitsky	-	-	39,927
Notra Environmental Inc.	-	-	10,102
Berkeley Investment Inc.	5,519	-	13,983
Kafus Bio-Composites, Inc.	-	-	1,107
Cash flows provided by financing activities	5,519	380,169	1,301,745

Effect of exchange rate changes on foreign
currency cash balances	-	(75)	19,432

Increase (decrease) in cash	(308)	18,265	-

Cash, beginning of period	308	3,218	-

Cash, end of period	$-	$21,483	$-

Supplementary information (see note 6)

See accompanying notes to consolidated financial statements.

hyaton organics inc.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Six month period ended June 30, 2001
Six month period ended June 20, 2001
Period from inception on November 24, 1994 to June 30, 2001

1.	Basis of presentation:

The unaudited consolidated balance sheet, statements of operations and deficit and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information in the United States.

The interim consolidated financial statements do not include all information and footnote disclosures required under generally accepted accounting principles in the United States for a complete set of annual financial statements.

In the opinion of management, these interim consolidated financial statements reflect all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at June 30, 2001 and for the periods ended June 30, 2001 and 2000.

Interim results of the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year as a whole or for any other period. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2000.

2.	Change in control:

By letter agreement and bill of sale, each respectively dated January 15, 2001 and made effective January 1, 2001, Berkeley Investments Inc. agreed to purchase and PricewaterhouseCoopers Inc., trustee of Kafus Industries Ltd. and Cameron Strategic Planning Ltd. in bankruptcy (the "Vendor"), agreed to sell, all of the shares held by the Vendor, being 20,000,000 common shares in the capital stock of the Company as well as all of the interests the Vendor may have, including accounts receivable or shareholders' loans, in the Company and Camden Agro-Systems Inc. ("CASI") for the purchase price of Cdn. $50,000.

hyaton organics inc.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Six month period ended June 30, 2001
Six month period ended June 20, 2001
Period from inception on November 24, 1994 to June 30, 2001

3.	Disposition of Camden Agro-Systems Inc.:

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

	Pursuant to the terms of the letter of agreement, the sale of CASI was effective January 1, 2001. The net assets of CASI at the date of the disposition is summarized as follows:

	Current assets	$359
	Non-current assets	246,284
		246,643

	Current liabilities	2,106

	Net assets	244,537
	Fair value of proceeds received	1

	Loss on disposal of CASI	$244,536

hyaton organics inc.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Six month period ended June 30, 2001
Six month period ended June 20, 2001
Period from inception on November 24, 1994 to June 30, 2001

4.	Supplementary information:

				Period from
				inception on
		Six month	Six month	November 24,
		period ended	period ended	1994 to
		June 30,	June 30,	June 30,
		2001	2000	2001

	Interest paid	$-	$-	$-
	Income taxes paid	-	-	-
	Non-cash transactions:
	Issuance of common shares:
	For investment in Camden Agro-
	Systems Inc.	-	-	270,590
	As a financing fee	-	-	5,000
	Value assigned to preferred shares
	Received on the disposal of
	Camden Agro-Systems Inc.	1	-	1

5.	Commitments:
	(a)

On April 20, 2001, the Company entered into a consulting agreement for administrative, marketing and management services, which expires March 20, 2002. Under the terms of the agreement the consultant will receive $4,000 per month plus reimbursement for pre-authorized expenses.

	(b)

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
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Six month period ended June 30, 2001
Six month period ended June 20, 2001
Period from inception on November 24, 1994 to June 30, 2001

6.	Subsequent event:

On July 11, 2001, Hyaton entered into an Offer to Purchase Agreement (the "Agreement") with Solar Energy Limited ("Solar Energy") to acquire 100% of the issued and outstanding shares of Sunspring Inc., a private Nevada company currently controlled by Solar Energy. In consideration for acquiring all of Sunspring's issued and outstanding shares, the Company agreed to issue 10,000,000 common shares from treasury to Solar Energy.

Completion of the acquisition is subject to completion of due diligence by and satisfactory to the companies involved and to the approval of the directors, and if necessary, the shareholders of each of Hyaton and Solar Energy. On closing of the acquisition, Solar Energy will have the right to nominate 2 of 6 directors to Hyaton's board of directors, and 2 of 5 directors to Sunspring's board of directors. The acquisition is also subject to the preparation and execution of a definitive acquisition agreement. At the time of closing of the acquisition, the Agreement provides that the Company is to provide not less that $1,000,000 in working capital for the continued development of Sunspring's patent-pending technologies.

Item 2. Management's Plan of Operation.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes to the consolidated financial statements, included as part of this quarterly report.

Plan of Operation

On July 11, 2001, we entered into a letter of intent with Solar Energy Limited to acquire 100% of the issued and outstanding shares of Sunspring Inc., a private Nevada company currently owned by Solar Energy, an unrelated party. In consideration for acquiring all of Sunspring's issued and outstanding shares, we have agreed agreed to issue 10,000,000 of our common shares to Solar Energy.

Completion of this acquisition is subject to completion of due diligence, board and, if required, shareholder approval by both our company and Solar Energy. On closing of the acquisition, Solar Energy will have the right to nominate 2 of 6 directors to our board of directors, and 2 of 5 directors to Sunspring's board of directors. The acquisition is also subject to the preparation and execution of a definitive acquisition agreement. At the time of closing of the acquisition, we have agreed to provide not less that $1,000,000 in working capital for use by Dr. Reed Jensen and Dr. Melvin Pruett (both formerly with Los Alamos National Laboratory) to proceed with the continued development of Sunspring's patent-pending technologies.

Sunspring was formed specifically to produce bulk potable water by using solar energy to convert sea or brackish water into water that can be utilized for either human consumption or for agricultural purposes. Sunspring's assets consist primarily of its intellectual property rights for the process of converting sea or brackish water into potable water, and include patents or patents-pending, and exclusive global licences to use patented concepts designed by Solar Energy.

Cash Requirements

Over the twelve month period ending June 30, 2002, if we proceed and complete the acquisition of Sunspring, we anticipate that we will require approximately $1,675,000 to build and test a prototype to prove the commercial viability of Spring's current technology. The estimate of $1,675,000 is based upon estimates prepare by Sunspring's current management. If we proceed with the acquisition of Sunspring, we intend to obtain the monies through the sale of our equity securities or by obtaining debt financing. If we do not proceed with the acquisition of Sunspring, then we do not anticipate that we will have to raise any additional monies through private placements of our equity securities and/or debt financing and we will rely on the continued financing from our new controlling shareholder to fund our operations. Our controlling shareholder, Mr. Richard Bullock, has agreed to provide us with any further financing that we may require in order to conduct the necessary due diligence in connection with the acquisition of Sunspring.

Product Research and Development

Unless we complete the acquisition of Sunspring, we do not anticipate that we will expend any significant monies on research and development over the next twelve months. If we proceed with the acquisition of Sunspring, then we anticipate that we will spend approximately $550,000 on the development and testing of a prototype to test the commercial viability of Sunspring's technology.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment through June 30, 2002, except as may be required in connection with the acquisition of Sunspring if such acquisition proceeds.

Employees

Over the twelve months ending June 30, 2002, we anticipate an increase in the number of employees we retain only if we identify and complete the acquisition of a business opportunity or enter into a business combination, including proceeding with the acquisition of Sunspring. Such an increase on the number of employees may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we ultimately retain, if any.

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

As used in this quarterly report, the terms "we", "us", "our", and "Hyaton" mean Hyaton Organics Inc., unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated.

Our common shares are considered speculative during our search for a new business opportunity. Prospective investors should consider carefully the risk factors set out below.

Scarcity of and Competition for Business Opportunities and Combinations

We are, and will continue to be, an insignificant participant amongst numerous other companies seeking a suitable business opportunity or business combination in the event we do not proceed with the acquisition of Sunspring. A large number of established and well-financed entities, including venture capital firms, are actively seeking suitable business opportunities or business combinations which may also be desirable target candidates for us. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies seeking suitable business opportunities or business combinations.

Governmental Regulation

To the best of our knowledge, we are not currently subject to direct federal, state or local regulation in the United States, other than regulations applicable to businesses generally.

Key Personnel

Although none of our present officers or directors are key to our continuing operations, we rely upon the continued service and performance of these officers and directors to maintain our operations during our search for a suitable business combination or business opportunity. At this time, none of our officers or directors are bound by employment agreements, and as a result, any of them could leave with little or no prior notice.

If we complete the acquisition of Sunspring, we will be relying on the technical expertise of Sunspring's current management. If we are unable to retain such technical personnel and hire suitable sales, marketing and operational personnel, we may not be able to successfully develop Sunspring's technology. We intend to hire a significant number of additional personnel in the future after we have identified and completed the acquisition of Sunspring or another business opportunity or enter into a business combination. Competition for these individuals in the technology sector is intense, and we may not be able to attract, assimilate, or retain additional highly qualified personnel in the future. The failure to attract, integrate, motivate and retain these employees could harm our business.

Need for Additional Financing

We do not anticipate that we will require additional financing from unrelated third parties while we are seeking a suitable business opportunity or business combination as our principal shareholder has agreed to fund our continuing operations, including any expenses incurred in connection with the necessary due diligence of Sunspring relating to the proposed acquisition of Sunspring. As a result of the continued support of our principal shareholder, we anticipate that we will have sufficient capital to fund our ongoing operations for the next twelve months or until we complete a business combination or acquire a business opportunity in the event we do not proceed with the acquisition of Sunspring. However, we may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares. If we proceed with and complete the acquisition of Sunspring, we anticipate that we will require approximately $1,675,000 over the next twelve months in order to build and test a prototype of Sunspring's technology. We intend to raise this money through the sale of our equity securities or by debt financing.

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

Even if we complete the acquisition of Sunspring, we anticipate that we will not generate any revenues until we have developed, test and produced a commercially viable product which utilizes Sunspring's technology. There is no assurance that we will be able to produce a commercially viable product using Sunspring's technology.

Ability to Generate Revenues is Uncertain

For the year ended December 31, 2000, we incurred a net loss of $402,656 and for the six month period ended June 30, 2001, we incurred a net loss of $20,908 prior to the accounting loss we realized on the disposition of Camden-Agro Systems. We do not anticipate generating any significant revenues until we acquire a business opportunity or complete a business combination, and it may take a significant amount of time to generate any significant revenues even if we complete the acquisition of Sunspring or any other business combination or opportunity. We also have an accumulated deficit of $1,833,618 as at December 31, 2000 and $2,099,062 as at June 30, 2001. At this time, our ability to generate any revenues is uncertain. The auditors' report on our December 31, 2000 consolidated financial statements contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of that uncertainty.

Speculative Nature of Our Proposed Operations

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of any identified business opportunity, including proceeding with the acquisition of Sunspring. While management intends to seek business opportunities and/or business combinations with entities which have established operating histories, there is no assurance that we will successfully locate business opportunities meeting such criteria. In the event that we complete a business combination or otherwise acquire a business opportunity, the success of our operations may be dependent upon management of the successor firm or venture partner firm, together with a number of other factors beyond our control.

No Agreement for Business Combination or Other Transaction/No Standards for Business Combination

Other than the Offer to Purchase Agreement with Solar Energy Limited to acquire 100% of the issued and outstanding shares of Sunspring, we have no arrangement, agreement, or understanding with respect to acquiring a business opportunity or engaging in a business combination with any private entity. There can be no assurance that we will proceed with the acquisition of Sunspring. There is no assurance that we will be able to negotiate the acquisition of Sunspring on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

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

Regulation

Although we will be subject to regulation under the Securities Exchange Act of 1934, management believes that our company will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event that we engage in business combinations which result in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940, meaning that we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to the status of our company under the Investment Company Act of 1940 and, consequently, any violation of such act would subject us to material adverse consequences.

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

Reduction of Percentage Share Ownership Following Business Combination and Future Dilution

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

Insider Control of Common Stock

As of August 1, 2001, one individual beneficially owned approximately 72.5% of our outstanding common shares. As a result, this shareholder will be able to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control.

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

Item 2. Changes in Securities.

Recent Sales of Unregistered Securities

We did not sell or issue any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2001.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Form 8-K Current Reports

On July 13, 2001, we filed a current report on a Form 8-K announcing that we had entered into an Offer to Purchase Agreement with Solar Energy Limited to acquire 100% of the issued and outstanding shares of Sunspring Inc., a private Nevada company currently controlled by Solar Energy Limited. In consideration for acquiring all of Sunspring's issued and outstanding shares, we agreed to issue 10,000,000 common shares in our capital to Solar Energy Limited. Completion of this acquisition is subject to completion of due diligence, board and, if required, shareholder approval by the appropriate parties.

Consolidated Financial Statements Filed as Part of the Quarterly Report

Our consolidated financial statements include:

Consolidated Balance Sheets as at June 30, 2001 and December 30, 2000

Consolidated Statements of Operations and Deficit for the three month periods ending June 30, 2001 and 2000, the six month periods ending June 30, 2001 and 2000 and for the period from inception on November 24, 1994 to June 30, 2001

Consolidated Statements of Cash Flows for the six month periods ending June 30, 2001 and 2000 and for the period from inception on November 24, 1994 to June 30, 2001

Notes to the Consolidated Financial Statements

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

10.1 Purchase Agreement between Furst-McNess Company and Hyaton Organics, Inc., dated February 15, 2000 (previously filed as an exhibit with Hyaton's Annual Report on Form 10-KSB filed on April 14, 2000)

10.2 Letter Agreement between Berkeley Investments Inc. and PriceWaterhouseCoopers Inc., as trustee in bankruptcy of Kafus Industries Ltd. and Cameron Strategic Planning Ltd., dated January 15, 2001 (previously filed as an exhibit with Hyaton's Current Report on Form 8-K filed on March 19, 2001)

10.3 Bill of Sale between Berkeley Investments Inc. and PriceWaterhouseCoopers Inc., as trustee in bankruptcy of Kafus Industries Ltd. and Cameron Strategic Planning Ltd., dated January 15, 2001 (previously filed as an exhibit with Hyaton's Current Report on Form 8-K filed on March 19, 2001)

10.4 Letter Agreement between Hyaton Organics Inc. and Camden-Agro Systems Inc., dated March 8, 2001 (previously filed as an exhibit with Hyaton's Current Report on Form 8-K filed on March 19, 2001)

10.5 Advisory Agreement between Hyaton Organics Inc. and The Samarac Corporation Ltd., dated April 12, 2001 (previously filed as an exhibit with Hyaton's Annual Report on Form 10-KSB filed on April 25, 2001)

10.6 Consulting Agreement between Hyaton Organics Inc. and A. Schwab & Associates Inc., dated April 20, 2001 (previously filed as an exhibit with Hyaton's Annual Report on Form 10-KSB filed on April 25, 2001)

10.7 Offer to Purchase between Solar Energy Limited and Hyaton Organics Inc. dated July 11, 2001 (previously filed as an exhibit with Hyaton's Current Report on Form 8-K filed on July 13, 2001)

(21) Subsidiaries

21.1 Camden Agro-Systems Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYATON ORGANICS INC.

/s/ Andrew Schwab
By:
Andrew Schwab, Secretary/Director
August 13, 2001

/s/ Gordon Robinson
By:
Gordon Robinson/Director
August 13, 2001

/s/ Paul McClory
By:
Paul McClory/Director
August 13, 2001