Form 10QSB
period 2001-09-30
HYATON ORGANICS INC
filed 2001-11-14
CIK 1097805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 000-27853

SUN POWER CORPORATION (Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	86-0913555 (I.R.S. Employer Identification No.)
414 Viewcrest Road, Kelowna, British Columbia, Canada V1W 4J8 (Address of principal executive offices)
(250) 764 8118 (Issuer's telephone number)
HYATON ORGANICS INC. (Former name, former address and former fiscal year, if changed since last report)

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

27,556,000 common shares without par value, as at November 1, 2001

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Consolidated Financial Statements
(Expressed in United States dollars)

Sun Power Corporation
(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)

Nine month period ended September 30, 2001 and 2000
Period from inception on November 24, 1994 to September 30, 2001

Sun Power Corporation (Formerly Hyaton Organics Inc.) (A Development Stage Enterprise)

Consolidated Balance Sheets (Expressed in United States dollars)
September 30, 2001 and December 31, 2000

	September 30, 2001	December 31, 2000
	(unaudited)

Assets

Current assets:
Cash	$109	$308
Accounts receivable and other	100	151
Total current assets	209	459

Investment (note 3)	1	-

Computer equipment, net of accumulated depreciation of $713 (2000 - $1,772)	1,310	2,147

Total assets	$1,520	$2,606

Liabilities and Shareholders' Deficiency

Current liabilities
Accounts payable and accrued liabilities	$131,075	$22,005

Due to related parties	1,587,218	1,317,474
Total liabilities	1,718,293	1,339,479

Shareholders' deficiency:
Capital stock:
Authorized:
100,000,000 common shares with a par value of $0.01
25,000,000 preference shares with a par value of $0.01
Issued:
27,556,000 common shares	275,560	275,560
Additional paid-in capital	223,187	223,187
Deficit accumulated during the development stage	(2,215,520)	(1,833,618)
Other comprehensive income:
Cumulative translation adjustment	-	(2,002)
Total shareholders' deficiency	(1,716,773)	(1,336,873)

Total liabilities and shareholders' deficiency	$1,520	$2,606

Commitments (note 6)
Subsequent event (note 7)

See accompanying notes to consolidated financial statements.

Sun Power Corporation (Formerly Hyaton Organics Inc.) (A Development Stage Enterprise)
Consolidated Statements of Operations and Deficit
(Unaudited)
(Expressed in United States dollars)

	Three month period ended September 30, 2001	Three month period ended September 30, 2000	Nine month period ended September 30, 2001	Nine month period ended September 30, 2000	Period from inception on November 24, 1994 to September 30, 2001

Revenue	$-	$-	$-	$-	$87,892

Expenses:
Consulting and other professional fees	115,324	10,670	134,751	297,637	993,940
Product research and development costs	-	20,496	-	55,583	380,668
Travel	-	259	-	1,964	43,944
Administrative and other expenses	1,134	6,692	2,615	26,795	147,234
Employee equity compensation	-	-	-	-	222,500
	116,458	38,117	137,366	381,979	1,788,286

Loss before undernoted	(116,458)	(38,117)	(137,366)	(381,979)	(1,700,394)

Loss on disposal of Camden Agro-Systems Inc. (note 3)	-	-	244,536	-	244,536

Loss for the period	(116,458)	(38,117)	(381,902)	(381,979)	(1,944,930)

Deficit accumulated during the development stage, beginning of period	2,099,062	1,774,824	1,833,618	1,430,962	-

Charge to deficit	-	-	-	-	270,590

Deficit accumulated during the development stage, end of period	$2,215,520	$1,812,941	$2,215,520	$1,812,941	$2,215,520

Basic and diluted loss per share	$0.01	$0.01	$0.01	$0.01	$0.07

Weighted average number of shares outstanding	27,556,000	27,556,000	27,556,000	27,556,000	27,556,000

See accompanying notes to interim consolidated financial statements.
Sun Power Corporation (Formerly Hyaton Organics Inc.) (A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in United States dollars)

	Nine month period ended September 30, 2001	Nine month period ended September 30, 2000	Period from inception on November 24, 1994 to September 30, 2001
Cash flows from (used in) operating activities:
Loss for the period	$(381,902)	$(381,979)	$(1,936,343)
Items not involving the use of cash:
Depreciation	106	467	1,898
Employee equity compensation	-	-	222,500
Shares issued as a financing fee	-	-	5,000
Loss on the disposal of Camden Agro- Systems Inc.	244,536	-	244,536
Changes in non-cash operating working capital:
Accounts receivable and other	(100)	11,662	9,093
Accounts payable and accrued liabilities	113,177	(21,263)	117,640
Cash flows used in operating activities	(24,183)	(391,113)	(1,335,676)
Cash flows used in investing activities:
Capital expenditures	-	(2,023)	(3,857)
Net cash on disposal of Camden Agro- Systems Inc.	(208)	-	(208)
Cash flows used in investing activities	(208)	(2,023)	(4,065)
Cash flows provided by financing activities:
Issuance of common shares	-	-	657
Loans from related parties:
Kafus Industries Ltd.	-	323,230	886,108
Cameron Strategic Planning Ltd.	-	56,939	349,861
Mr. Robert L. Novitsky	-	-	39,927
Notra Environmental Inc.	-	7,713	10,102
Berkeley Investment Inc.	24,192	4,183	32,656
Kafus Bio-Composites, Inc.	-	-	1,107
Cash flows provided by financing activities	24,192	392,065	1,320,418
Effect of exchange rate changes on foreign currency cash balances	-	(1,836)	19,432

Increase (decrease) in cash	(199)	(2,907)	109
Cash, beginning of period	308	3,218	-
Cash, end of period	$109	$311	$109
Supplementary information (see note 5)
See accompanying notes to consolidated financial statements.

Sun Power Corporation (Formerly Hyaton Organics Inc.) (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Nine month period ended September 30, 2001 Nine month period ended September 30, 2000 Period from inception on November 24, 1994 to September 30, 2001

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

In the opinion of management, these interim consolidated financial statements reflect all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at September 30, 2001 and for the periods ended September 30, 2001 and 2000.

Interim results of the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year as a whole or for any other period. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2000.

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

Sun Power Corporation (Formerly Hyaton Organics Inc.) (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Nine month period ended September 30, 2001 Nine month period ended September 30, 2000 Period from inception on November 24, 1994 to September 30, 2001

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

Sun Power Corporation (Formerly Hyaton Organics Inc.) (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Nine month period ended September 30, 2001 Nine month period ended September 30, 2000 Period from inception on November 24, 1994 to September 30, 2001

4.	Capital Stock
	Options:

On September 24, 2001, the directors of the Company approved the "2001 Stock Option Plan" (the "Plan"). Generally, the Plan provides for the granting of options to employees, officers, directors and consultants to the Company. On September 24, 2001, the Company's directors approved the grant of 1,330,000 stock options having an exercise price of $1.70 each and an expiry date of September 24, 2011 to employees, officers and directors. These options vest as to 25% per annum on each of the first through fourth anniversary of grant in accordance with the Company's stock option plan as may be amended from time to time.

5.	Supplementary Information:

			Nine month period ended September 30, 2001	Nine month period ended September 30, 2000	Period from inception on November 24, 1994 to September 30, 2001

	Interest paid		$-	$-	$-
	Income taxes paid		-	-	-
	Non-cash transactions:
	Issuance of common shares:
		For investment in Camden Agro- Systems Inc.	-	-	270,590
		As a financing fee	-	-	5,000
		Options issued as employee equity compensation	-	-	222,500
	Value assigned to preferred shares:
		Received on the disposal of Camden Agro-Systems Inc.	1	-	1

6.	Commitments:
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

	(c)

On September 15, 2001, the Company entered into a services agreement for engineering consulting and strategic planning, which expires September 15, 2004. Under the terms of the agreement, the consultant will receive $10,000 per month for the first 12 months and thereafter the fee will be defined by mutual agreement.

Sun Power Corporation (Formerly Hyaton Organics Inc.) (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Nine month period ended September 30, 2001 Nine month period ended September 30, 2000 Period from inception on November 24, 1994 to September 30, 2001

7.	Subsequent events:
	(a)	Acquisitions of Sunspring Inc. and Renewable Energy Corp.:

Pursuant to an Agreement and Plan of Share Exchange between Solar Energy Limited (the parent company of Sunspring, Inc. (SUNS)), Sunspring Inc. (SUNS) and the Company, dated September 4, 2001, and an Agreement and Plan of Share Exchange between Renewable Energy Corporation, Renewable Energy Limited (the parent company of Renewable Energy Corporation) and the Company, dated October 19, 2001, in consideration for acquiring all of both Sunspring, Inc.'s and Renewable Energy Corporation's issued and outstanding shares, the Company agreed to issue 2,000,000 common shares, and 8,000,000 preference shares each for each of Sunspring and Renewable Energy Corporation. The preference shares will have certain voting rights, will bear interest at a rate of 6% with interest payable quarterly only from cash flow generated by Sunspring or Renewable Energy Corporation, and will be convertible into shares of the Company's common stock at the option of either Sunspring or Renewable Energy Corporation during the period beginning 60 days after the first anniversary of the closing date and ending on the third anniversary of the closing date. The conversion price is intended to be based on the average ten trading day price of the Company's common shares on the date of the conversion, at a minimum floor of $2.00 per common share and a ceiling price of $4.00 per common share.

Completion of the acquisition of Sunspring is subject to completion of due diligence by both the Company and Solar Energy Limited. On closing of the acquisition of Sunspring, Solar Energy Limited will have the right to nominate 2 of 7 directors to the Company's board of directors, and 3 of 5 directors to Sunspring's board of directors for a one year period after which time Solar Energy will only be entitled to nominate two directors. During the 12 months following the closing of the acquisition of Sunspring, the Company has agreed to provide $200,000 for the first 90 day period, pursuant to an agreed upon budget, and at least $150,000 during each 90 day period thereafter for use as working capital by Sunspring.

Sunspring was formed specifically to produce bulk potable water by using solar energy to convert sea or brackish water into water that can be utilized for either human consumption or for agricultural purposes. Sunspring's assets consist primarily of its licenses to use certain patented intellectual property for the process of converting sea or brackish water into potable water.

Sun Power Corporation (Formerly Hyaton Organics Inc.) (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Nine month period ended September 30, 2001 Nine month period ended September 30, 2000 Period from inception on November 24, 1994 to September 30, 2001

7.	Subsequent events (continued):
	(a)	Acquisitions of Sunspring Inc. and Renewable Energy Corp. (continued):

Completion of the Renewable Energy Corporation acquisition is subject to completion of due diligence by both the Company and Renewable Energy Limited. On closing of the acquisition of Renewable Energy Corporation, Renewable Energy Limited will have the right to nominate 3 of 5 directors to Renewable Energy Corporation's board of directors for a one year period. For the 12 month period following the closing date the Company is required to provide Renewable Energy Corporation, with a minimum of $150,000 for each 90 day period pursuant to a budget to be agreed upon by the parties.

Renewable Energy Corporation recently completed the construction and successful testing of a proof of theory prototype that performed the task of recycling carbon dioxide to fuel using focused ultraviolet and visible light from the sun. Renewable Energy Corporation's assets consist primarily of its license to use certain patented-pending intellectual property with respect to the process of producing automotive fuels using only solar energy and carbon dioxide from the atmosphere.

	(b)	Tri-Y Enterprises Ltd.:

On November 5, 2001, the Company entered into an Offer to Purchase Agreement ("Offer to Purchase") with Dr. Joe Ru He Zhao to acquire 100% of the issued and outstanding shares of Tri-Y Enterprises Ltd. ("TRI"). In consideration for acquiring all of TRI's issued and outstanding shares, the Company agreed to issue 250,000 common shares plus $500,000 of convertible voting preference shares bearing a cumulative dividend rate of 6% per annum payable only from future cash flow of TRI plus $250,000 convertible preference shares with a one-year term, from treasury to Dr. Zhao.

Completion of the acquisition is subject to completion of due diligence by and satisfactory to the parties involved. At the time of closing the acquisition, the Offer to Purchase provides that the Company is to provide up to $210,000 in working capital direct to TRI in order to fund the 90 day budget.

Sun Power Corporation (Formerly Hyaton Organics Inc.) (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Nine month period ended September 30, 2001 Nine month period ended September 30, 2000 Period from inception on November 24, 1994 to September 30, 2001

7.	Subsequent events (continued):
	(c)	H2O Relief Management Inc.:

On November 5, 2001, the Company entered into an Offer to Purchase Agreement with H2O Relief Management Inc. ("H2O Relief") to acquire the rights by way of an assignment of the Manufacturing and Distribution License Agreement ("M&D License"). In consideration for acquiring the M&D License, the Company agreed to issue 158,000 common shares plus $25,000 in cash to H2O Relief.

Completion of the acquisition is subject to the closing of the purchase of TRI on or before December 15, 2001.

Item 2. Management's Plan of Operation.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes to the consolidated financial statements, included as part of this quarterly report.

As used in this quarterly report, the terms "we", "us", "our", "Hyaton" and "Sun Power" mean Hyaton Organics Inc. (through October 31, 2001) and Sun Power Corporation (going forward beginning November 1, 2001), unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated.

Name Change

Following the end of the quarter, on November 1, 2001, we filed a Certificate of Amendment to the Articles of Incorporation with the Nevada Secretary of State, whereby we changed our name from "Hyaton Organics Inc." to "Sun Power Corporation".

Plan of Operation

Acquisitions

Pursuant to an Agreement and Plan of Share Exchange between our company, Sunspring, Inc. (SUNS) and Solar Energy Limited (the parent company of Sunspring, Inc.) dated October 19, 2001, and another Agreement and Plan of Share Exchange between our company, Renewable Energy Corporation and Renewable Energy Limited (the parent company of Renewable Energy Corporation) dated October 19, 2001, we agreed to acquire all of both Sunspring, Inc.'s and Renewable Energy Corporation's issued and outstanding shares in exchange for our agreement to issue 2,000,000 common shares and 8 million preferred shares (each preferred share having a deemed value of $1.00) to each of Sunspring and Renewable Energy Corporation. The preferred shares will have certain voting rights, will bear interest at six percent (6%) payable quarterly only from cash flow generated by Sunspring or Renewable Energy Corporation, respectively, and are convertible into shares of our common stock at the option of either Sunspring or Renewable Energy Corporation during the period beginning 60 days after the first anniversary of the closing date and ending on the third anniversary of the closing date. The conversion price is to be based on the average ten trading day price of our common shares on the date of the conversion, at a minimum floor of $2.00 per common share and a ceiling price of $4.00 per common share.

It is anticipated that formal closing, which is subject only to the delivery by the parties of updated schedules to the Share Exchange Agreement and closing documents typical to a transaction of this nature, will occur in the very near future. At closing, Solar Energy will have the right to nominate 2 of our 7 directors, and 3 of Sunspring's 5 directors. For each 90-day period during the 12 months following closing, we will provide Sunspring with an amount of working capital to be established in a yet-to-be agreed budget (but we have agreed that this amount will be $200,000 for the first of these 90 day periods and at least $150,000 for the rest of these 90-day periods). If on the first anniversary of the closing date we are not satisfied with Sunspring's progress in commercializing its technologies, we can require that Solar return to us the 8,000,000 preferred shares we issued to it if, at the same time, we return to Solar all of the Sunspring shares. Conversely, if we fail to fund Sunspring with working capital equal to at least $150,000 for each 90-day period during the 12 months following closing, Solar has the right to "put" all 8,000,000 of these preferred shares back to us in exchange for all of the Sunspring shares.

Sunspring was formed specifically to produce bulk potable water by using solar energy to convert sea or brackish water into water that can be utilized for either human consumption or for agricultural purposes. Sunspring's assets consist primarily of its licenses to use certain patented intellectual property for the process of converting sea or brackish water into potable water.

It is anticipated that formal closing, which is subject only to the delivery by the parties of updated schedules to the Share Exchange Agreement and closing documents typical to a transaction of this nature, will occur in the very near future. At closing, Renewable Energy Limited will have the right to nominate 3 of Renewable Energy Corporation's 5 directors. For each 90-day period during the 12 months following closing, we will provide Renewable Energy Corporation with an amount of working capital to be established in a yet-to-be agreed upon budget (but we have agreed that this amount will be at least $150,000 for each of these 90 day periods). If on the first anniversary of the closing date we are not satisfied with Renewable Energy Corporation's progress in commercializing its technologies, we can require that Renewable Energy Limited return to us the 8,000,000 preferred shares that we issued to it if, at the same time, we return to Renewable Energy Limited all of the Renewable Energy Corporation shares. Conversely, if we fail to fund Renewable Energy Corporation with working capital equal to at least $150,000 for each 90-day period during the 12 months following closing, Renewable Energy Limited has the right to "put" all 8,000,000 of these preferred shares back to us in exchange for all of the Renewable Energy Corporation shares.

Renewable Energy Corporation recently completed the construction and successful testing of a proof of theory prototype that recycled carbon dioxide to fuel using focused ultraviolet and visible light from the sun. Renewable Energy Corporation's assets consist primarily of its license to use certain patented and patent-pending technologies that produce automotive fuels using only solar energy and carbon dioxide from the atmosphere with commercial electricity as a by-product. In addition, Renewable Energy Corporation is working on three solar driven methods for the environmentally friendly production of hydrogen utilizing atmospheric or industrially produced CO2 or coal.

On November 5, 2001, we entered into an agreement with Dr. Joe Ru He Zhao to purchase all of the shares of Tri-Y Enterprises Ltd., a British Columbia company that owns certain technology (known as EFP technology) that is used in municipal and industrial wastewater and tap water treatment systems and equipment. Pursuant to our agreement with Dr. Zhao, we will acquire all of Tri-Y's issued and outstanding shares in exchange for 250,000 of our common shares and 750,000 of our preferred shares (these preferred shares will have a deemed value of $1.00 per share). All of these preferred shares will have certain voting rights and will be convertible into our common stock at Dr. Zhao's option during the period beginning 60 days after the first anniversary of the closing date and ending on the third anniversary of the closing date. 500,000 of these preferred shares will bear interest at six percent (6%) payable quarterly only from cash flow generated by Tri-Y. The conversion price for these 500,000 interest-bearing preferred shares shall be based on the average ten trading day price of our common shares on the date of conversion, at a minimum floor of $2.00 per common share and a ceiling price of $4.00 per common share. The remaining 250,000 preferred shares (that will not bear interest) will also be convertible into common stock at a conversion price based on the average ten trading day price of our common shares on the date of the conversion, but the ceiling price for common shares for this conversion shall be $3.00 per common share.

Completion of the Tri-Y acquisition is subject to our receipt and approval of a satisfactory 90-day budget and a business plan for Tri-Y, and our completion of certain due diligence, as well as formal documentation, regulatory, shareholder and Board of Director approval. After the closing, Dr. Zhao will remain on the Tri-Y board of directors. For the 90 day period following the closing we will provide Tri-Y with working capital of $210,000 to be spent pursuant to a 90 day budget to be agreed upon by the parties before the closing.

If on the first anniversary of the closing date we are not satisfied with Tri-Y's corporate performance, we will have the right to require that Dr. Zhao return to us all 750,000 of the preferred shares we issued to him in this transaction, in which event we must return to Dr. Zhao all of the Tri-Y shares. Similarly, if we fail to fund a 12 month budget to be agreed upon between the parties for the year after closing, Dr. Zhao will have the right to "put" all 750,000 of these preferred shares back to us in exchange for all of the Tri-Y shares.

Also on November 5, 2001, we entered into an agreement with H2O Relief Management Inc. pursuant to which H2O Relief Management agreed to assign to us a Manufacturing and Distribution License Agreement between H2O Relief Management, as licensee, and Tri-Y Enterprises Ltd., as licensor. This License grants H2O Relief Management certain exclusive rights to commercialize and develop world wide markets in wastewater treatment (except for China, which is not a part of the licensed territory). As consideration for the transfer to us of H2O Relief Management's license, we have agreed to pay the sum of $25,000 in cash and to issue to H2O Relief Management 158,000 of our common shares.

Closing of the H2O Relief Management Agreement is subject to the closing of our agreement with Tri-Y Enterprises Ltd, as well as formal documentation and any necessary director, shareholder or regulatory approvals. If, after the closing of the H2O Relief Management Contract, either of Tri-Y or us decides to take advantage of our respective options to require the other to effect a re-exchange of the Tri-Y shares for our 750,000 preferred shares, then either we or H2O Relief Management will to have the right to require the reassignment of the Manufacturing and Distribution License Agreement to H2O Relief Management in exchange for their payment to us of a residual of three percent (3%) of the net revenues of H2O Relief Management for a period of 2 years after the date of reassignment.

Cash Requirements

Over the twelve month period ending September 30, 2002, in the event that the acquisitions of Sunspring and Renewable Energy Corporation are completed, we anticipate that we will require approximately $2,500,000 to build and test prototypes to prove the commercial viability of both Sunspring's and Renewable Energy Corporation's current technologies. The estimate of $2,500,000 is based upon estimates prepared by the management of each of Sunspring and Renewable Energy Corporation prior to the execution of the respective Agreements and Plans of Share Exchange. We intend to obtain the monies through the sale of our equity securities or by obtaining debt financing.

In the event that the acquisitions are not completed, we have not identified any business for which we anticipate that we will require further funds through September 30, 2002 as we continue to seek a suitable business opportunity or enter into a suitable business combination.

Product Research and Development

In the event that the acquisitions of Sunspring and Renewable Energy Corporation are completed, we anticipate that we will spend approximately $2,000,000 over the twelve months ending September 30, 2002, on the continued development and testing of prototypes to test the commercial viability of the technology licensed to Sunspring and Renewable Energy Corporation's. For the 90 day period immediately following the closing of the Sunspring and the Renewable Energy Corporation acquisitions, we are required to provide $350,000 in initial working capital for use in the development of Sunspring's and Renewable Energy Corporation's respective technologies. For each 90 day period thereafter, until the first anniversary of the closing date, we are required to provide working capital equal to a minimum of $150,000 for Sunspring and a minimum of $150,000 for Renewable Energy Corporation, in each case pursuant to a budget to be agreed upon between use and each of them, respectively.

In the event that the acquisitions are not completed, we have not identified any business on which we anticipate that we will expend any funds on product research and development through September 30, 2002.

Purchase of Significant Equipment

In the event that the acquisitions of Sunspring and Renewable Energy Corporation are completed, over the twelve months ending September 30, 2002, we anticipate that we will expend an aggregate of approximately $2,000,000 on equipment related to Sunspring's water desalination technology and Renewable Energy Corporation's technology related to the recycling of carbon dioxide to fuel using focused ultraviolet and visible energy from the sun.

In the event that the acquisitions are not completed, we have not identified any business for which we anticipate that we will purchase any equipment over the twelve months ended September 30, 2002.

Employees

Over the twelve months ending September 30, 2002, we anticipate an increase in the number of employees we retain, in the event that the acquisitions of both Sunspring and Renewable Energy Corporation are completed. Such an increase in the number of employees may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we ultimately retain, if any.

In the event that the acquisitions are not completed, we have not identified any business for which we anticipate an increase in the number of people we currently retain over the twelve months ending September 30, 2002.

RISK FACTORS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in this section, that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our common shares are considered speculative while we either complete the acquisitions of Sunspring and Renewable Energy Corporation or while we continue our search for a new business opportunity. Prospective investors should consider carefully the risk factors set out below.

Transition From Prototype to Commercial Product

Although Renewable Energy Corporation has recently completed the construction and successful testing of a proof of theory prototype that recycled CO2 to fuel using focused light from the sun, there is no guarantee that it can transition this proof of theory prototype into an effective or commercially feasible and competitive process.

Similarly, although Renewable Energy Corporation is working on three solar driven methods for the environmentally friendly production of hydrogen using atmospheric or industrially produced CO2 or coal, there is no guarantee that it can produce hydrogen in this manner in an effective and commercially feasible and competitive process.

Although Sunspring's licensed technology is intended to minimize the cost of converting sea or brackish water to potable water, there is no guarantee that we can produce potable water in commercial quantities at or near its identified target of less than $.50 per 1000 gallons or that it can produce potable water in commercial quantities and applications that are competitive in the market.

Evolving Technology

If we successfully complete our acquisitions of Sunspring, Renewable Energy Corporation, Tri-Y Enterprises and the H2O Relief License agreement, we must adapt their technologies to commercial applications. To that end, we will need to introduce products and services that address the needs of our prospective customers. We could incur substantial additional development costs. If we cannot adapt these technologies and the resulting products and services to meet these needs, we may not be able to attract customers or our customers may switch to the product and service offerings of our competitors or potential competitors.

Key Personnel

Although none of our present officers or directors are key to our continuing operations, we rely upon the continued service and performance of these officers and directors to maintain our operations while we either complete the acquisitions of Sunspring, Renewable Energy Corporation and Tri-Y Enterprises or while we continue our search for a suitable business combination or business opportunity.

If we successfully complete the acquisitions of Sunspring, Renewable Energy Corporation and Tri-Y Enterprises, we will rely on the technical expertise of their current management. If we are unable to retain these personnel and hire suitable sales, marketing and operational personnel, we may not be able to successfully develop the technology. We intend to hire a significant number of additional personnel following the completion the acquisitions of Sunspring, Renewable Energy Corporation and Tri-Y. Competition for such individuals in the technology sector is intense, and we may not be able to attract, assimilate, or retain additional highly qualified personnel in the future. The failure to attract, integrate, motivate and retain these employees could harm our business.

As we begin the process of adapting our new technology to commercial applications, we will be relying on the technical expertise of Dr. Melvin Prueitt and Dr. Reed Jensen. If we are unable to retain Dr. Prueitt and Dr. Jensen, or if we are unable to hire suitable sales, marketing and operational personnel, we may not be able to successfully develop, improve, market and sell products based on this new technology. Competition for individuals with the qualifications that we require is intense, and we may not be able to attract, assimilate, or retain these highly qualified people. The failure to attract, integrate, motivate and retain these employees could harm our business.

Need for Additional Financing

In the event that the acquisitions of Sunspring, Renewable Energy Corporation and Tri-Y are not completed, we do not anticipate that we will require additional financing from unrelated third parties while we continue to seek a suitable business opportunity or business combination, as our principal shareholder has agreed to fund our continuing operations. As a result of the continued support of our principal shareholder, we anticipate that we will have sufficient capital to fund our ongoing operations for the next twelve months or until we complete a business combination or acquire a business opportunity, in the event we do not proceed with the acquisitions of Sunspring, Renewable Energy Corporation and Tri-Y Enterprises. However, we may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

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

We anticipate that we will require approximately $2,500,000 over the twelve months ending September 30, 2002, in the event that the acquisitions of Sunspring, Renewable Energy Corporation and Tri-Y are completed. The funds would be used to build and test prototypes of these companies' technologies. We intend to raise this money through the sale of our equity securities or by debt financing.

There can be no assurance that any such financing for the Sunspring, Renewable Energy Corporation and Tri-Y Enterprises projects will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. As noted, although we believe that we have funds sufficient to meet our immediate needs, we may require further funds to finance the continued development of these technologies. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of Sunspring's, Renewable Energy Corporation's and Tri-Y Enterprises' technologies. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

Limited Operating History

We have a limited operating history on which to base an evaluation of our business and prospects. Depending on the outcome of the acquisitions of Sunspring, Renewable Energy Corporation and Tri-Y Enterprises, our prospects must be considered in light of either:

- the risks, uncertainties, expenses and difficulties frequently encountered by companies seeking to acquire or establish a new business opportunity, in the event that the Sunspring, Tri-Y Enterprises and/or Renewable Energy Corporation acquisitions do not close; or

- the risks, uncertainties, expenses and difficulties frequently encountered by companies that have recently acquired new technologies, such as the technologies of Sunspring, Renewable Energy Corporation and Tri-Y Enterprises.

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

In the event that the acquisitions of Sunspring, Renewable Energy Corporation and Tri-Y Enterprises are not completed, it is unlikely that we will generate any or significant revenues while we continue to seek a suitable business opportunity or business combination. Our short and long-term prospects depend upon our ability to select and secure a suitable business opportunity or business combination. In order for us to make a profit, we will need to successfully acquire a new business opportunity in order to generate revenues in an amount sufficient to cover any and all future costs and expenses in connection with any such business opportunity. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until we complete a business combination or acquire a business opportunity. This may result in our company incurring a net operating loss which will increase continuously until we complete a business combination or acquire a business opportunity that can generate revenues that result in a net profit to us. There is no assurance that we will identify a suitable business opportunity or complete a business combination.

If, however, the acquisitions of Sunspring, Renewable Energy Corporation and Tri-Y Enterprises are completed, we will, in all likelihood, sustain operating expenses without corresponding revenues, immediately following the acquisitions. This may result in our company incurring a net operating loss which will increase continuously until we are able to produce a commercially viable product(s) that utilizes Sunspring's, Tri-Y Enterprises' and/or Renewable Energy Corporation's technology.

In the event that the acquisitions of Sunspring, Renewable Energy Corporation and Tri-Y Enterprises are completed, we anticipate that we will not generate any revenues until we have developed, tested and produced commercially viable product(s) that utilize Sunspring's, Tri-Y Enterprises' and/or Renewable Energy Corporation's technology. There is no assurance that we will be able to produce a commercially viable product using these technologies.

Ability to Generate Revenues is Uncertain

For the year ended December 31, 2000, we incurred a net loss of $402,656 and for the nine month period ended September 30, 2001, we incurred a net loss of $381,902. We do not anticipate generating any significant revenues until we have developed, test and produced commercially viable products which utilize the technology of either or both of Sunspring and Renewable Energy Corp, in the event that the acquisitions are completed. As noted, there is no assurance that we will be able to produce a commercially viable product using Sunspring's, Tri-Y Enterprises' or Renewable Energy Corporation's technologies. We also have an accumulated deficit of $1,833,618 as at December 31, 2000 and $2,215,520 as at September 30, 2001. At this time, our ability to generate any revenues is uncertain. The auditors' report on our December 31, 2000 consolidated financial statements contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of that uncertainty.

In the event that the acquisitions of Sunspring, Renewable Energy Corporation and Tri-Y Enterprises are not completed, we do not anticipate generating any significant revenues until we acquire a business opportunity or complete a business combination.

Speculative Nature of Our Proposed Operations

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of any identified business opportunity, including the operations, financial condition and management of Sunspring, Renewable Energy Corporation and Tri-Y Enterprises, should these acquisitions be completed. In the event that these acquisitions are not completed, management will continue to seek business opportunities and/or business combinations with entities which have established operating histories, although there is no assurance that we will successfully locate business opportunities meeting such criteria. In the event that we complete a business combination or otherwise acquire a business opportunity, the success of our operations may be dependent upon management of the successor firm or venture partner firm, together with a number of other factors beyond our control.

No Agreement for Business Combination or Other Transaction/No Standards for Business Combination

Other than the Agreements with Solar Energy Limited, Renewable Energy Limited and Dr. Zhao to acquire 100% of the issued and outstanding shares of Sunspring, Renewal Energy Corporation and Tri-Y Enterprises, respectively, we have no arrangement, agreement or understanding with respect to acquiring a business opportunity or engaging in a business combination with any private entity. There can be no assurance that the acquisitions of Sunspring, Renewable Energy Corporation or Tri-Y Enterprises will be completed. In the event that these acquisitions are not completed, we have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

Continued Management Control/Limited Time Availability

We will be dependent upon management's personal abilities to evaluate business opportunities that may be presented in the future, should the acquisitions of Sunspring, Renewable Energy Corporation and Tri-Y Enterprises not be completed. If they are required to continue the search for a suitable business opportunity, management anticipates devoting up to 25% of their time to our business. Management may or may not have prior experience in the technical aspects of the industry or the business within that industry that may be acquired. Our officers have not entered into written employment agreements with us with respect to our proposed plan of operation and are not expected to do so in the foreseeable future. We have not obtained key man life insurance on our officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of our business and our likelihood of continuing operations.

Lack of Market Research or Marketing Organization

We have not conducted or received results of market research indicating that, in the event that the acquisitions of Sunspring, Renewable Energy Corporation and Tri-Y Enterprises are not completed, there is a demand for the acquisition of a business opportunity or business combination as contemplated by our company. Even if there is demand for the acquisition of a business opportunity or combination as contemplated, there is no assurance we will successfully complete such an acquisition or combination.

Lack of Diversification

In the event that the acquisitions of Sunspring, Renewable Energy Corporation and Tri-Y Enterprises are not completed, our proposed operations, even if successful, may result in a business combination with only one entity. Consequently, the resulting activities will be limited to that entity's business. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry, thereby increasing the risks associated with our operations.

Regulation

Although we will be subject to regulation under the Securities Exchange Act of 1934, management believes that our company will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event that the acquisitions of Sunspring, Renewable Energy Corporation and Tri-Y Enterprises are not completed, and we engage in business combinations which result in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940, meaning that we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to the status of our company under the Investment Company Act of 1940 and, consequently, any violation of such act would subject us to material adverse consequences.

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

Reduction of Percentage Share Ownership Following Business Combination and Future Dilution

Our primary plan of operation is based upon the acquisition of a business opportunity or a business combination with a private concern, which, in all likelihood, would result in us issuing common shares to shareholders of such private company, as will be the case in the event that the acquisitions of Sunspring, Renewable Energy Corporation and Tri-Y Enterprises are completed. Issuing previously authorized and unissued common shares in our capital will reduce the percentage of common shares owned by present and prospective shareholders and may result in a change in our control and/or management.

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

Requirement of Audited Financial Statements May Disqualify Business Opportunity

Management believes that any potential business opportunity or target company must provide audited financial statements for securities regulatory purposes and for the protection of all parties to the business acquisition or combination. One or more attractive business opportunities may forego a business combination with us rather than incur the expenses associated with preparing audited financial statements.

Uncertain Ability to Manage Growth

Our ability to achieve any planned growth upon the acquisition of a suitable business opportunity or business combination, including Sunspring, Renewable Energy Corporation and Tri-Y Enterprises, will be dependent upon a number of factors including, but not limited to, our ability to hire, train and assimilate management and other employees and the adequacy of our financial resources. In addition, there can be no assurance that we will be able to manage successfully any business opportunity or business combination. Failure to manage anticipated growth effectively and efficiently could have a materially adverse effect on our business.

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

Insider Control of Common Stock

As of November 1, 2001, one individual beneficially owned approximately 71.5% of our outstanding common shares. As a result, this shareholder will be able to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control.

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

Item 2. Changes in Securities.

Recent Sales of Unregistered Securities

On September 24, 2001, we granted stock options to purchase an aggregate of 1,330,000 common shares at an exercise price of $1.70 per share to three (3) of our directors and four (4) of our consultants/employees. The options granted to optionees who are residents of the United States were granted in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933. The options granted to optionees who are other than residents of the United States were granted in offshore transactions in reliance upon Section 4(2) and Regulation S promulgated under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Following the end of the quarter, on October 9, 2001, we filed a Schedule 14C Information Statement with the Securities and Exchange Commission with respect to our company's name change from Hyaton Organics Inc. to Sun Power Corporation. The Schedule 14C was circulated to our shareholders for their information only, as the change did not require approval of our shareholders. The Certificate of Amendment to the Articles of Incorporation was filed on November 1, 2001 with the Nevada Secretary of State.

Item 5. Other Information.

Paul McClory resigned as a director of our company, effective September 21, 2001.

Garry Lavold was appointed a director of our company, effective October 24, 2001.

Item 6. Exhibits and Reports on Form 8-K.

Form 8-K Current Reports

On July 13, 2001, we filed a current report on a Form 8-K announcing that we had entered into an Offer to Purchase Agreement with Solar Energy Limited, a New Mexico corporation, to acquire 100% of the issued and outstanding shares of Sunspring Inc., a private Nevada company currently controlled by Solar Energy Limited. Pursuant to the Offer to Purchase Agreement, in consideration for acquiring all of Sunspring's issued and outstanding shares, we agreed to issue 10,000,000 common shares in our capital to Solar Energy Limited. Completion of this acquisition is subject to completion of due diligence, board and, if required, shareholder approval by the appropriate parties.

On September 21, 2001, we filed a current report on Form 8-K announcing that we had expanded our negotiations with Solar Energy Limited. In addition to acquiring 100% of Sunspring Inc.'s issued and outstanding shares, we will also acquire 100% of Renewable Energy Corporation's issued and outstanding shares. Renewable Energy Corporation is a New Mexico corporation controlled by Renewable Energy Limited, a Nevada corporation. Pursuant to an Amendment Agreement between Solar Energy Limited [Sunspring] and Hyaton Organics Inc., dated September 4, 2001 and an Offer to Purchase Agreement between Renewable Energy Limited [Renewable Energy Corporation] and Hyaton Organics Inc., dated September 6, 2001, in consideration for acquiring all of both Sunspring's and Renewable Energy Corporation's issued and outstanding shares, we agreed to issue 2,000,000 common shares, and special preferred shares with a value of $8 million, to each of Sunspring and Renewable Energy Corporation. The preferred shares will have certain voting rights, bear interest at a rate of 6% with interest payable quarterly only from cash flow generated by Sunspring or Renewable Energy Corporation, and are convertible into shares of our common stock at the option of Sunspring and Renewable Energy Corporation after the expiration of 12 months from the final closing date. The conversion price shall be the average ten day trading price of our common shares prior to written notice of the conversion, at a minimum floor of $2.00 per share and a ceiling price of $4.00 per share.

Following the end of the quarter, on November 7, 2001, we filed a current report on Form 8-K announcing that the change in our company's name from "Hyaton Organics Inc." to "Sun Power Corporation", effective November 1, 2001. The name change will take effect with the Over-the-Counter Bulletin Board at the opening of trading on November 8, 2001, under the new stock symbol "SNPW".

Consolidated Financial Statements Filed as Part of the Quarterly Report

Our consolidated financial statements include:

Consolidated Balance Sheets as at September 30, 2001 and December 30, 2000

Consolidated Statements of Operations and Deficit for the three month periods ending September 30, 2001 and 2000, the nine month periods ending September 30, 2001 and 2000 and for the period from inception on November 24, 1994 to September 30, 2001

Consolidated Statements of Cash Flows for the nine month periods ending September 30, 2001 and 2000 and for the period from inception on November 24, 1994 to September 30, 2001

Notes to the Consolidated Financial Statements

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

3.3 Certificate of Amendment to Articles of Incorporation, filed October 20, 1999 (previously filed as an exhibit with Hyaton's Registration Statement on Form 10-SB filed on October 28, 1999)

3.4 Certificate of Amendment to Articles of Incorporation, filed November 1, 2001

(10) Material Contracts

10.1 Offer to Purchase between Solar Energy Limited and Hyaton Organics Inc., dated July 11, 2001 (previously filed as an exhibit with Hyaton's Current Report on Form 8-K filed on July 13, 2001)

10.2 Amendment Agreement between Solar Energy Limited and Hyaton Organics Inc., dated September 4, 2001 (previously filed as an exhibit with Hyaton's Current Report on Form 8-K filed on September 21, 2001)

10.3 Offer to Purchase Agreement between Renewable Energy Limited and Hyaton Organics Inc., dated September 6, 2001 (previously filed as an exhibit with Hyaton's Current Report on Form 8-K filed on September 21, 2001)

10.4 Agreement and Plan of Share Exchange between Hyaton Organics Inc., Renewable Energy Corporation and Renewable Energy Limited, dated October 19, 2001

10.5 Agreement and Plan of Share Exchange between Hyaton Organics Inc., Sunspring, Inc. and Solar Energy Limited, dated October 19, 2001

10.6 Offer to Purchase Agreement between Dr. Joe Ru He Zhao and Sun Power Corporation, dated November 5, 2001 (previously filed as an exhibit with Sun Power Corporation's Current Report on Form 8-K filed on November 14, 2001)

10.7 Offer to Purchase Agreement between H2O Relief Management Inc. and Sun Power Corporation, dated November 5, 2001 (previously filed as an exhibit with Sun Power Corporation's Current Report on Form 8-K filed on November 14, 2001)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN POWER CORPORATION

By: /s/ Andrew Schwab
Andrew Schwab, President, Secretary,
Treasurer and Director
November 13, 2001

By: /s/ Gordon Robinson
Gordon Robinson, Director
November 13, 2001

By: /s/ Garry Lavold
Garry Lavold, Director
November 13, 2001