Form 10KSB
period 2001-12-31
SUN POWER CORP
filed 2002-04-01
CIK 1097805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission file number  000-27853

SUN POWER CORPORATION
(Name of small business issuer in its charter)
Nevada	86-0913555
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
112c Longview Drive Los Alamos, New Mexico	87544
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  (800) 537-4099

Securities registered under Section 12(b) of the Exchange Act:

Not applicable.

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, no par value
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

State issuer's revenues for its most recent fiscal year.  $242

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

4,794,500 common shares @ $2.55(1) = $12,225,975
(1) Average of bid and ask closing prices on March 1, 2002

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

31,556,000 common shares, without par value outstanding as of March 1, 2002

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

As used in this annual report, the terms "we", "us", "our", and "Sun Power" mean Sun Power Corporation and its wholly-owned subsidiaries, Sunspring, Inc. and Renewable Energy Corporation unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Business of the Company

Our business offices are located at 112c Longview Drive, Los Alamos, New Mexico, 87544. Our telephone number is (800) 537-4099.

Corporate History

We are a Nevada corporation formed on August 20, 1996 under the name "Hayoton Company Incorporated" as a management company for resorts and hotel properties. On September 24, 1996, we changed our name from "Hayoton Company Incorporated" to "Hyaton Company Incorporated" and then to "Hyaton Organics Inc." on October 21, 1999. On November 1, 2001, we changed our name to Sun Power Corporation.

We were dormant until June 1997, when our board of directors re-evaluated our business plan and decided to focus our business on commodity production and/or the purchase and resale of commodities through strategic alliances with leading environmental corporations. Effective November 2, 1998, we completed a reorganization with Kafus Industries Ltd. in which we issued 20,000,000 shares of our common stock in exchange for 9,000 common shares of Camden Agro-Systems that were previously owned by Kafus. After the reorganization was completed, we owned 90% of the share capital of Camden Agro-Systems. The reorganization agreement provided, among other things, that we were to indemnify Kafus against certain claims and contingencies at a rate of one share for every $0.05 of losses incurred by Kafus under the indemnity. No additional shares have been issued pursuant to this indemnity.

The reorganization agreement resulted in control of our company passing to the former shareholders of Camden Agro-Systems. This transaction was accounted for as a recapitalization of Camden Agro-Systems, as if Camden Agro-Systems had issued common shares to acquire our net monetary assets. The financial statements reflect the operations of Camden Agro-Systems from its inception with our activities consolidated from November 2, 1998, the date of the reorganization. Through Camden Agro-Systems, we were in the business of management consulting and product development, and our efforts were focused primarily on the development of organic fertilizer from animal waste.

On February 12, 2001, we entered into a letter agreement, effective as of March 8, 2001, whereby we restructured our ownership interests in Camden Agro-Systems so that we are no longer actively involved in the operations of the business of Camden Agro-Systems. We exchanged all of our common shares in Camden-Agro Systems for 1,000 preferred shares of Camden Agro-Systems. These preferred shares are redeemable at $1,000 per share and are entitled to a dividend in priority to the common shareholders. The redemption price and any dividends declared will be paid by Camden Agro-Systems only if it is successful in selling fertilizer and plant growth products under its pending patents. For each ton of product sold or licensed by Camden Agro-Systems, it will pay $1.00 toward redemption of such preferred shares and $0.34 toward payment of outstanding dividends on such preferred shares. Once the amount of $1,000,000 has been paid by Camden Agro-Systems towards redemption of the preferred shares, the preferred shares will be fully redeemed and cancelled. Once redeemed, the preferred share dividend will convert to a royalty of $1.00 per ton of product sold by Camden Agro-Systems. The preferred shares will be subordinated to bank debt which Camden Agro-Systems will require in order to build its North Carolina plant. Robert Novitsky, who was once our president and a member of our Board of Directors, is the president of Camden Agro-Systems Inc.

Our Current Business

On December 10, 2001, we acquired 100% of the shares of Sunspring, Inc., a Nevada company, and Renewable Energy Corporation, a New Mexico company. The directors of Sunspring, Inc. are Dr. Melvin Prueitt, Stanley Prueitt, Leslie Speir, Garry Lavold and Andrew Schwab. The officers of Sunspring, Inc. are Garry Lavold (President and Treasurer) and Andrew Schwab (Secretary). The directors of Renewable Energy Corporation are Reed Jensen, Ann Traynor, David Jones, Garry Lavold and Andrew Schwab. The officers of Renewable Energy Corporation are Reed Jensen (President and Vice-President), Garry Lavold (Chief Executive Officer and Treasurer) and Andrew Schwab (Secretary). Sunspring, Inc. has licenses to a portfolio of unique solar driven water desalination and pumping technology, and Renewable Energy Corporation has an exclusive license to proprietary solar energy technology that will enable it to produce liquid fuels, hydrogen and electricity from carbon dioxide.

As part of our acquisition of the shares of Renewable Energy Corporation, Dr. Reed Jensen, the President of Renewable Energy Corporation, entered into an employment agreement with Renewable Energy Corporation for a two-year term commencing November 26, 2001 at a salary of $10,000 per month.

In exchange for the shares of Sunspring, Inc., we issued 2,000,000 shares of our common stock and 8,000,000 shares of our convertible Series A Preferred Stock to Solar Energy Limited. Each share of our Series A Preferred Stock is entitled to one-half of a vote and earns interest at 6%, payable quarterly only out of cash-flow generated by Sunspring, Inc. The Series A Preferred Stock is convertible to common stock between January 25, 2003 and November 26, 2004, at a conversion price equal to the ten trading day average price per share for our common shares on the last trade (sale) of the day on the OTCBB for the ten trading day period ending on the date of conversion, with a minimum floor price of $2.00 per share and a ceiling price of $4.00 per share.

In exchange for the shares of Renewable Energy Corporation, we issued 2,000,000 shares of our common stock and 8,000,000 shares of our convertible Series B Preferred Stock to Renewable Energy Limited. Each share of our Series B Preferred Stock is entitled to one-half of a vote and earns interest at six percent, payable quarterly only out of cash-flow generated by Renewable Energy Corporation. The Series B Preferred Stock is convertible into common stock between January 25, 2003 an November 26, 2004, at a conversion price equal to the ten trading day average price per share for our common shares on the last trade (sale) of the day on the OTCBB for the ten trading day period ending on the date of conversion with a minimum floor price of $2.00 per share and a ceiling price of $4.00 per share.

Business of Sunspring, Inc.

Sunspring, Inc., using technology licensed to it by Dr. Melvin Prueitt and others, will focus on the production of potable water from brackish water and from sea water using solar energy to operate reverse-osmosis desalination plants. The technology licensed to Sunspring, Inc. will enable Sunspring, Inc. to collect and use solar energy to drive pumps and expanders to push water through conventional reverse osmosis equipment. Sunspring Inc.'s collector, called the SOLAWATT collector, operates 24 hours a day without any need to track the sun or focus its energy. The power module uses a working fluid (Freon) that is vaporized by hot water provided by the SOLAWATT collector. This vapor drives a second proprietary invention, the MECH® expander, to rotate a shaft that pumps water through a reverse osmosis water filtration system. The expanded vapor is condensed and fed back to the evaporator in an energy conserving, closed loop system.

The MECH name stands for the four functions that this invention can be applied to: an internal combustion engine, or motor, a gas expander, a compressor, and a hydraulic pump. The MECH's geometry substitutes rolling friction for sliding friction, increasing the efficiency of the motor. It provides three times the displacement of a piston engine of the same physical size. This efficient pump, combined with the SOLAWATT solar energy collector, provides power for Sunspring Inc.'s reverse osmosis desalination system.

The SOLAWATT solar collectors, made of tough plastic films with appropriate optical properties, are produced in a factory-automated process and placed on large rolls. The plastic films are made with high-tech material from DuPont and have a design life of 10 years. Transported to the field, the panels, which may be several hundred meters in length, are simply unrolled on level ground and connected to headers. Channels for water and air are pre-molded within the panels. Insulation of the bottom surface is not needed, as the ground becomes part of the heat storage system. As water flows through the channels, the sun heats the water to approximately 90-95° C for transmission of energy to the power module.

Hot water heated to 90-95° C from the SOLAWATT collector is pumped to the power module, where it is utilized to boil a working fluid, such as Freon, which vaporizes at 80° C and drives the expander. The MECH expander can then be used to drive an electric generator or pump for water desalination.

The MECH expander can be directly coupled to a MECH pump to supply high-pressure water to a filtration or reverse osmosis unit, which produces potable water. Brine water is pumped off and returned either to the sea or disposed of in an environmentally benign way. The MECH expander can also be connected directly to a generator to provide electrical power for the system. For continuous operation in inclement weather, a surge tank with supplemental trim heater can be installed to ensure uninterrupted operations. The addition of both feed water and clean water storage tanks further ensure system reliability.

All components, except the large storage tanks, can be set up on skid-based modules to provide for timely field installation and easy expansion. With this modular design, and only a flat land requirement, installation and maintenance can be accomplished quickly and cost effectively.

Some of the advantages of Sunspring Inc.'s reverse osmosis desalination system include:

Entirely scalable. Sunspring Inc.'s components are modular so that the system can be sized for either small applications, such as small villages or resort hotels or scaled to serve large industrial projects or even municipalities;

Continuous operation. Because water is such a large heat sink, the power plant can operate on a 24-hour basis, although with some reduced output during the night. Reverse osmosis units work best when operated on a continuous basis. This gives Sunspring Inc. an advantage over power from photovoltaic cells, which only operate during the day and have higher initial costs than the SOLAWATT collectors. There is also no need to focus light or track the sun with the SOLAWATT system, as is commonly the case with traditional solar arrays;

No fuel requirements. Remote locations typically use diesel powered generators to drive reverse osmosis units. Diesel fuel deliveries in remote locations tend to be expensive and unreliable. The advantages of SOLAWATT collectors over diesel generators are higher fuel reliability and significantly lower operating costs. Zero fuel consumption also means lower operating costs over fossil fuel powered systems;

Lower setup costs. Fast, economical construction, reducing costs and increasing global applicability; and

Low tech. No electric motors, turbines or cooling towers are required.

The modular design of the Sunspring Inc. system enables scaling to meet specific project requirements. We are in the process of designing four basic systems based upon the relative size of the community to be served (we have assumed the average per capita consumption of water at 150 gallons per day):

- a Micro System suitable for a single-family household or mobile disaster relief deployment purposes. The Micro System is intended to produce potable water for ten people. We believe that this system will cost about $4,000 and that it will require flat land for the solar collectors of about 36 square meters.

- a Village System sized for isolated locations or island resorts. The Village System is intended to serve 500 people. We believe that this system will cost about $80,000 to build and that it will require 600 square meters (0.15 acres) of flat land.

- a Township System ideal for a coastal town or large industrial park. The Township System is intended to serve up to 5,000 people. We believe that this system will cost about $510,000 and that it will require 6,000 square meters or 1.5 acres of flat land.

- a Municipal System designed to meet the needs of a small city or rural community. The Municipal System is intended to serve up to 20,000 people. We believe that this system will cost about $3 million and will require about 8.5 acres of relatively flat land for the collectors.

Business of Renewable Energy Corporation

Renewable Energy Corporation, using the Solarec technology licensed to it by Dr. Reed Jensen will focus on the production of liquid fuels, hydrogen and electricity from carbon dioxide.

Solarec is capable of producing clean carbon dioxide free hydrogen fuel utilizing high temperature solar energy. There are two stages to the process: the first stage is unique and uses highly concentrated solar energy to convert carbon dioxide into carbon monoxide and oxygen, while the second stage uses common refining technology called the "water gas shift reaction" to convert the carbon monoxide into hydrogen and carbon dioxide. The hydrogen will be converted to methanol for ease of transportation using standard industry technology, which will then be reformed back to hydrogen at the point of use. Oxygen and electricity are two by-products of the process that may also be sold.

Once we have fully developed the process, we intend to deploy Solarec in modular units that are easily scalable. Each unit will consist of the dish (a mirror) and the converter that will sit at the focal point of the dish. The converter itself is our own proprietary design and technology. The converter channels preheated carbon dioxide into a very high temperature, very high solar intensity chamber at the focus point of the concentrating mirror. At this point, the dissociation to carbon monoxide and oxygen occurs, both thermally and by direct solar absorption. The recombination reaction is quenched by the down stream design of the converter and by the injection of cooling gases such as water or unheated carbon dioxide. After quenching, the gas mixture is expected to have a temperature of approximately 900 degrees Kelvin, and will then be routed directly through a heat exchanger where the energy is transferred to steam for electricity production. The separations and chemical synthesis processes will be performed collectively at a ground station. The primary function to be performed on the ground are separations of carbon dioxide and oxygen from the process gas and fuel synthesis. We anticipate that each module will produce about 10 gallons of methanol per day and 200 kilowatt-hours of electricity.

We recently built and tested a demonstration prototype that accomplishes the most critical part of the process, dissociating the carbon dioxide to carbon monoxide. The prototype is located in Los Alamos, New Mexico and has had over 50 successful test runs over the past 2 years, achieving about half of the final conversion goal (12% of carbon dioxide into carbon monoxide) that is the target for the final design. We estimate that it will take eight fiscal quarters and $2.4 million in development funding to construct a fully integrated demonstration model that will be ready for commercial rollout. This time would allow us to focus on: 1) improving the current prototype; 2) constructing a 40m2 dish complete with tracking, pointing and boiler system; and 3) constructing a full-scale 100m2 dish system. We believe that we need to make four key technical improvements in order to ensure commercial success for Solarec:

Improving the converter. We must improve the efficiency of the converter to achieve a 12% dissociation rate of carbon dioxide into carbon monoxide and oxygen increased from 6% achieved with the prototype. In particular, the scaled-up design should achieve at least 18% initial dissociation of the carbon dioxide through the combination of contact heating with the converter walls, heating through direct photon absorption in the gas and direct photolysis of the carbon dioxide;

Meeting stringent dish requirements. Production-model mirrors must provide a required concentration of 5,000 suns (1 sun = 1kW/m2). Mirrors currently available are used to heat gas to run Stirling engines that have operating temperatures of about 750 degrees celsius. A Stirling engine is a closed cycle, regenerative heat engine which uses external combustion process, heat exchangers, pistons, a regenerator and a gaseous working fluid contained within the engine to convert heat to mechanical work (motion). We will test these mirrors to verify that they meet more stringent requirements utilizing 2,500 degrees celsius. We also intend to construct our own mirror to help us meet our development milestones and to provide options for mass production;

Efficient conversion of exhaust heat into electricity. The chemical plant design calls for conversion of 36% of the heat from the high-temperature gases to be converted to electricity. Modern power plants achieve far higher conversion rates. Presently available solar focusing dishes employ boom-mounted Stirling cycle engines/generators to convert heat into electrical energy. We prefer to utilize standard steam turbines instead, ganging many dish units together (20 - 300) to produce the steam to drive a single turbine. The pilot module must show that the Solarec system can produce the required quantity and quality of steam to achieve the 36% efficiency goal; and

Integrating the chemical plant. We must obtain enough operating experience to specify the chemical plant design in detail, although all of the chemical processes Solarec proposes to employ are in routine, large-scale use somewhere in the world. These details include optimization of pressure, feed gas and quench gas rates.

Effective December 15, 2001, we entered into an agreement with Venture Markets Capital Corp. ("VMCC"), pursuant to which, VMCC agreed to assist us with public and investor relations and with the co-ordination and dissemination of news and information to the public and to our shareholders. VMCC will also initiate and maintain contact with brokers and brokerage houses to provide them with our press releases, arrange for the attendance or representation of our company at conferences of analysts and, subject to our control and direction, prepare and distribute corporate and product related materials for distribution to brokers, analysts, and investment advisers. As compensation for the services rendered by VMCC pursuant to the agreement, we agreed to pay VMCC a fixed monthly fee of $8,000 commencing as of December 15, 2001 for the first 6 months and thereafter as agreed for a period of one year, with an option for an additional two years at terms and conditions as mutually agreed upon. This agreement may be terminated by us at any time by giving VMCC written notice of such termination at least 30 days prior to the termination date set forth in that notice; by VMCC, at any time, by giving us written notice of such termination at least 30 days prior to the termination date set forth in that notice. If during the term of this agreement our common shares cease to be quoted, are cease traded or halted by regulatory authorities for a period of more than 30 days, the agreement will automatically terminate without liability to either party, subject to our option to continue the agreement.

On January 4, 2002, our common stock became listed and posted for trading on the Berlin Stock Exchange under the trading symbol "SJP". The listing was sponsored by Berliner Freiverkehr (Aktien) AG, a German brokerage firm who acts as a market maker for the Unofficial Regulated in Berlin, Frankfurt and Munich, and is in addition to the listing of our common stock on the OTC Bulletin Board.

Competition Generally

The markets in which we compete are intensely competitive and rapidly changing. In order to compete, we must continue to enhance our prototypes and technologies. Many of our competitors are larger and have greater financial, technical, marketing and other resources than we do. Although there are relatively high barriers to entry into the water desalination and production of hydrogen markets related to the number of processes that have already been patented by Dr, Prueitt and Dr, Jensen and others, we expect additional competition from both established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and increased difficulty in establishing market share, any of which could have a material adverse affect on our business, operating results and financial condition.

Competition - Sunspring, Inc.

Dr. Melvin Prueitt has developed and licensed to Sunspring, Inc. an integrated set of technologies capable of collecting solar energy which is harnessed to drive pumps and expanders to push water through conventional reverse osmosis equipment. Unlike other solar systems, the SOLAWATT collector operates 24 hours per day without any need to track the sun or focus its energy. In competition with Sunspring Inc.'s technologies are solar powered systems that utilize photovoltaic panels to provide electric power to drive high-pressure pumps that force seawater through reverse osmosis membranes. Unlike Sunspring Inc.'s technologies, photovoltaic arrays peak at noon and taper off during the rest of the day, shutting down completely at night and during cloudy days. In addition, reverse osmosis does not function well when it is not run continuously, allowing membranes to become contaminated and creating maintenance problems. Several other small solar-powered desalination systems have been built and a number of others have been proposed over the years. Most methods utilize large collectors to evaporate seawater in what is essentially a "flash distillation" process or rely on large reflector arrays to boil the seawater; however, these systems require expensive, automatically focussed mirrors and are not suitable for large scale, continuous desalination.

With respect to other desalination techniques that are in competition with Sunspring Inc.'s solar driven technologies, there are five basic techniques for the desalination and purification of water: distillation, reverse osmosis, electrodialysis, ion exchange and freezing.

- Distillation is the most widespread technology and involves boiling water at atmospheric or reduced pressure and condensing the vapour as fresh water, leaving behind the concentrated brine solution;

- Reverse osmosis relies on the tendency for fresh water to diffuse through a semi-permeable membrane into a salt solution, thereby diluting the more saline water. The fresh water migrates through the membrane as though it was under pressure (the driving force is known as "osmotic pressure"). By applying pressure to saline water on one side of the membrane, fresh water can be driven through in the direction opposite the osmotic flow, leaving behind salts and impurities;

- Electrodialysis is used primarily in factories and research facilities to purify incoming municipal supply and is based upon the tendency for electrically charged ions in saline water to migrate to positive or negative poles in an electrolytic cell. When an electric current is applied to drive the ions, fresh water is left between the membranes;

- Deionization or ion exchange utilizes special resin beads that substitute hydrogen and hydroxyl ions for salt ions. The exchanged ions then combine to form pure water. Deionization cannot be used as the sole technology for purifying drinking water as it fails to effectively remove organic substances and micro-organisms.

Competing Water Companies

While 95% of all water treatment facilities are currently operated by public utilities, privatization of the industry has commenced. Increasingly, major international corporations are capturing market share by partnering with local consortiums to finance, build and service water purification systems for municipalities, offering state-of-the-art technologies, more efficient production and operational expertise and bottom line cost savings to the customer. It is anticipated that this trend toward privatization will dramatically accelerate in the next ten years.

The industry in which Sunspring, Inc. competes is undergoing rapid consolidation and vertical integration. Three companies, including Vivendi Water, Suez Ondeo, and RWE/Thames of Germany and the UK, have emerged as international competitors.

Vivendi Environmental claims to be the world leader in the construction and operation of water treatment facilities, with revenues of nearly $12 billion generated from over 500 facilities operating in 50 countries. Their water unit was created in 1999 following the merger of USFilter and Generales de Eaux of France. The division's 67,000 employees now serve more than 100 million homes and 40,000 businesses worldwide. The acquisition of USFilter strengthened their presence in North America and provided formidable expertise in both seawater desalination and membrane treatment of brackish water.

Suez's division, Ondeo, also claims to be the largest private owner/operator of water purification and distribution systems, serving 115 million domestic households and 60,000 industrial customers in 150 countries worldwide. Suez recently acquired United Water Resources, giving the company a significant market presence in the United States. Their construction division, Degremount, provides engineering, procurement and construction services. A second business unit, Nalco, sells treatment chemicals, making it a vertically integrated service provider.

In November 2000, British powerhouse Thames merged with German utility giant RWE to form the third largest water company in the world. RWE now serves 43 million customers in the United States, United Kingdom, South America, Asia and Central Europe. In late 2001, the company acquired American Water Works, the largest American water company and was recently awarded a thirty-year contract to build, own and operate a complete water and sewage treatment system for West Bangkok in Thailand.

Competition - Renewable Energy Corporation

Competition from Producers of Clean Hydrogen

Companies that provide carbon dioxide-free hydrogen in competition with Solarec's technology have two disadvantages: they have higher cost bases than Solarec or they only provide a carbon dioxide-free delivery method for hydrogen rather than a clean method of production.

Electrolysis and boron-based methods are alternative competing forms of generating emissions-free hydrogen at the point of use. Neither of the methods appears to be cheaper than Sun Power's solar-based method. Electrolysis uses electricity to split water into its constituent hydrogen and oxygen molecules. In order for electrolysis to be truly emissions-free, it must use electricity generated from a clean source, such as wind or solar power. Boron-based methods combine boron with hydrogen to form borane, which is used as a hydrogen carrier to the point of use. As with electrolysis, in order for borane to be truly emissions-free, it must use hydrogen generated from a clean source. The borane method is simply a hydrogen conveyance mechanism.

Methods that show promise but are not yet economical for large-scale hydrogen production include photobiological, photo-electrochemical and thermochemical processes. Photobiological methods use bacteria and green algae to produce hydrogen from water. The photo-electrochemical method couples a photoelectric cell and electrolyser in a single device to produce hydrogen. Thermochemical production methods use biomass for the feedstock. Sun Power is not aware of any companies pursuing these methods for commercial hydrogen production.

Stuart Energy Systems Corporation has a product that generates hydrogen using electrolysis. While the company does not release the cost of hydrogen produced from its machines, the US Department of Energy estimates that practical electrolytic hydrogen costs are at least $30 per million BTUs. This compares with our target price of $25 per million BTUs. Electrolysis is not likely to present a serious threat to our technology. The cost of electricity used by Stuart Energy Systems Corporation alone is $15 per million BTUs at 5 cents per kilowatt hour (kWh) using fossil fuel electricity (assuming zero conversion losses) and this does not account for Stuart's equipment costs.

Millennium Cell Inc. has a method of producing hydrogen based on boron chemistry. The method uses boron as a carrier for hydrogen and is transported to the user as borane. This method has more disadvantages than advantages. Boron is a solid that is cheap and plentiful and the end product borane is easy to store as a liquid and does not emit carbon dioxide when burned. It is exceedingly difficult to react hydrogen with boron to form borane. The properties of borane are less understood than methanol, which makes market acceptance as a fuel for vehicles and other applications unlikely. The method does not address the larger issue of where the hydrogen is initially sourced and is simply a way of transporting hydrogen rather than a clean method of generation.

Powerball International uses a process to produce solid sodium hydride pellets that release hydrogen when placed in water. As with Millennium Cell, the process does not address the issue of obtaining clean hydrogen to produce the pellets in the first place.

Competition From Fossil Fuel Companies

The principle method of generating hydrogen today is steam methane reforming using natural gas. In 1990, worldwide hydrogen as a raw material for the chemical industry was derived 77% from natural gas and petroleum, 18% from coal, 4% from water hydrolysis and 1% by other means. Hydrogen is not available in significant quantities in nature in pure form.

None of the companies listed below can advertise their hydrogen as being " carbon dioxide-free". These companies are geared toward serving the traditional hydrogen market, generating their hydrogen from fossil fuels. 90% of hydrogen is produced "captively" by refineries, which use hydrogen as a process gas for the production of ammonia, formaldehyde and methanol. The remaining 10%, the "merchant market," is dominated by the following companies:

- Air Products and Chemicals supplies hydrogen in almost every available quantity and method, including cylinders, tube trailers, liquid hydrogen, generators, small onsite generation and large onsite generation and claims to control over 50% of the merchant hydrogen market;

- Air Liquide produces, markets and sells industrial and healthcare gases worldwide, including liquid nitrogen, argon, carbon dioxide and oxygen. The company also produces welding, diving and medical equipment. Air Liquide sells its products throughout Europe, the US, Canada, Africa and Asia; and

- Praxair Inc. supplies gas to industries primarily located in North and South America. The company produces, sells, and distributes atmospheric gases including oxygen, nitrogen, argon and other rare gases and supplies process gases including carbon dioxide, helium, hydrogen, electronics gases and acetylene. Praxair also supplies metallic and ceramic coatings and powders.

Distribution costs are high, resulting in large-scale hydrogen supply either produced onsite or delivered via pipeline. Hydrogen pipelines are expected to form the backbone of a true hydrogen economy, piping hydrogen directly to filling stations. For smaller deliveries, hydrogen can be stored in compressed gas storage tanks or condensed into a dense liquid form, enabling a larger quantity of hydrogen to be stored and transported. Sun Power intends to avoid the delivery issue by using methanol as the delivery method for its hydrogen. The difficulty in transporting hydrogen leads to methanol being used as a common fuel for fuel cells. Methanol is an easily transported liquid and is rich in hydrogen, which is extracted from the methanol through common reformers.

Methanex is the largest wholesale trader in methanol. It produces and markets chemical grade methanol and synthetic gasoline. Methanol is used as a chemical feedstock to manufacture formaldehyde, MTBE, acetic acid, and a variety of other chemical intermediates. Methanex's production facilities are located in Canada, Chile, New Zealand and the United States.

Key Suppliers - Sunspring, Inc.

The MECH expander can be directly coupled to a MECH pump to supply high-pressure water to a micro-filtration or reverse osmosis unit, which produces potable water. Reverse osmosis units are readily available from companies such as US Filter, and can be sized to meet the design capacity of the specified system, from units producing from 1000 gallons per day all the way up to 3,000,000 gallons. Reverse osmosis technology is rapidly gaining market share in the desalination industry because it is energy efficient and has lower capital costs than distillation facilities. However, in order to be effective, reverse osmosis systems require continuous around-the-clock operation or membranes become contaminated. The Sunspring, Inc. system will provide this continuous operation capability. The material for the ground bladders used in the Sunspring Inc. system is supplied by a number of companies, including Dupont, and we intend to manufacture and or sub-contract to local fabricators for our collectors and MECH requirements.

Renewable Energy Corporation

The solar dishes required by Dr. Jensen's Solarec technology for the production of clean carbon dioxide-free hydrogen fuel can either be bought from manufacturers such as SES and SAIC, which currently offer the dishes for approximately $100,000 per dish or built by machine shops using our specifications. We believe that if we were to place a large order of 1,000 dishes, the price may be dropped to approximately $30,000 per dish. As noted, we could have the dishes built for us, placing orders with machine shops in Southern California that supply the currently depressed aerospace industry. Again, we believe that the dishes could be built for approximately $30,000 per dish given they are relatively straightforward to manufacture. The other requirement for the production of clean carbon dioxide-free hydrogen fuel using the Solarec technology is direct solar irradiation. Large amounts of direct irradiation are only available in locations with plenty of direct sunlight, which implies that our technologies would be best utilized in the southwest region of the United States and southern European countries including Spain, Italy and Greece.

Intellectual Property

Our subsidiaries hold the licensing rights to the three technologies underpinning the future success of our products. Renewable Energy Corporation holds the exclusive license for all applications of the Solarec process for the production of hydrogen and Sunspring, Inc. holds the exclusive licenses for the SOLAWATT collector and the MECH pump for desalination processes. In addition, Sunspring, Inc. holds the non-exclusive licenses for SOLAWATT and the MECH pump for irrigation pumping and electricity generation applications.
Intellectual Property	Patent Status	Patent Owner (Royalties)	Licensee	Inventor(s)
Solarec	Patent issued (6,066,187)	Reed Jensen (100%)	Renewable Energy Corporation; exclusive licensing rights for all applications	Reed Jensen (100%)
SOLAWATT collector	Patent issued (6,223,743)	Melvin Prueitt (100%)	Sunspring, Inc.; exclusive use for desalination application, non-exclusive use for irrigation pump and electricity generation applications. Solar Energy holds the licenses to all other applications	Melvin Prueitt (100%)
MECH pump	Patent applied for, not yet issued	Melvin Prueitt (65%) Les Speir (25%) Stan Prueitt (10%)	Sunspring, Inc.; exclusive use for desalination application, non-exclusive use for irrigation pump application	Melvin Prueitt (65%) Les Speir (25%) Stan Prueitt (10%)

Governmental Regulation - Sunspring, Inc.

In the United States, there are three significant federal acts with which Sunspring, Inc. must comply: the Coastal Zone Management Act, the Clean Water Act and the National Environmental Policy Act. A brief description of each follows:

The Coastal Zone Management Act declares that any State with a coastal zone, including the Great Lakes region, shall develop a management program to address all federal coastal water projects. Once approval of the project has been received from the Secretary of Commerce, the State must determine if it is compatible with the management program, giving the State an opportunity to veto the project.

The Clean Water Act applies to Sunspring Inc.'s technologies in several ways. It is mainly applied through the National Pollutant Discharge Elimination System or NPDES, which is applicable to any project in which there is a discharge from a point source into navigable waters. The Environmental Protection Agency (EPA) oversees this process and decides whether permits will be granted. While this section of the Clean Water Act usually deals with wastewater treatment facilities, desalination plants are required to obtain an NPDES permit. Given the very low environmental impacts of Sunspring Inc. technologies, we believe that resistance from the EPA is unlikely.

The National Environmental Policy Act has a major impact on all water resource projects. The National Environmental Policy Act requires that the developer produce an Environmental Impact Statement describing all real and potential negative impacts of the project. The Environmental Impact Statement must describe all other alternatives, short-term needs versus long-term productivity and the sustainability of the project. The discharge of waste brine solution is the topic most often at issue. Any possible threat to habitat or species must be considered and appropriate mitigation proposed.

Renewable Energy Corp.

The construction of Renewable Energy Corporation's full scale facility will utilize standard materials and construction methods to local, state and federal building codes and permits.

We believe that any legislation that has the effect of encouraging the use and development of Renewable Energy Corporation's technology, whether in the form of government grant, tax incentives or other methods, could impact its business. For example, those nations who have become signatories to the KYOTO Protocol (such as the European Union and Japan) are putting into effect tax policies which may make Renewable Energy Corp.'s hydrogen and methanol products more cost competitive with fossil fuel based products.

Other Agreements to Acquire Technology

As reported in our Current Report on Form 8-K filed on November 14, 2001, on November 5, 2001, we entered into an agreement with Dr. Joe Ru He Zhao to purchase all of the shares of Tri-Y Enterprises Ltd., a British Columbia company that owns certain technology (known as EFP technology) that is used in municipal and industrial wastewater and tap water treatment systems and equipment. In reviewing the technology and its applications, we have decided that the proposed acquisition of waste water and tap water treatment systems using the application of "flocculants" varied significantly from our primary focus in the development and utilization of solar technologies for the desalination of water and production of liquid fuels and electricity. The production and distribution of "flocculants" is not a direction that we are prepared to support at this time given the significantly established and competitive markets for products of this type, and as such, we have decided not to go forward with the acquisition of the shares of Tri-Y Enterprises Ltd.

Also as reported in our Current Report on Form 8-K filed on November 14, 2001, on November 5, 2001, we entered into an agreement with H2O Relief Management Inc. pursuant to which H2O Relief Management agreed to assign to us a Manufacturing and Distribution License Agreement between H2O Relief Management, as licensee, and Tri-Y Enterprises Ltd., as licensor. Closing of the H2O Relief Management Agreement was subject to the closing of our agreement with Tri-Y Enterprises Ltd. and other due diligence. As the result of our decision not to proceed with the acquisition of the shares of Tri-Y Enterprises Ltd., we decided not to go forward with the acquisition of H2O Relief Management Inc.'s interest in the Manufacturing and Distribution License Agreement.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

WE ARE A DEVELOPMENT STAGE COMPANY WITH A LIMITED OPERATING HISTORY AND HAS NOT EARNED ANY SIGNIFICANT REVENUES SINCE ITS FORMATION WHICH MAKES IT DIFFICULT TO EVALUATE WHETHER WE WILL OPERATE PROFITABLY.

We are a development stage company involved in the production of potable water from brackish water and from sea water using solar energy and the production of liquid fuels, hydrogen and electricity from carbon dioxide. As a relatively new company involved in solar driven water desalination and pumping technology and the use of solar energy technology in the production of liquid fuels, hydrogen and electricity from carbon dioxide, we do not have a historical record of sales and revenues nor established business track records. We have not earned any revenues since our formation.

Unanticipated problems, expenses and delays are frequently encountered in developing new technologies. Our ability to successfully develop, produce and eventually sell the prototypes built using our technologies and to eventually generate operating revenue will depend on our ability to, among other things:

1. complete the development of the SOLAWATT and MECH water desalination system and the SOLAREC hydrogen production system;

2. successfully develop commercial applications for the SOLAWATT and MECH water desalination system and the SOLAREC hydrogen production system;

3. successfully develop a customer base for and market acceptance of the SOLAWATT and MECH water desalination system and the SOLAREC hydrogen production system; and

4. obtain the financing needed to enable implementation of our business plan and plan of operations.

Given our limited operating history, lack of sales and operating losses, there can be no assurance that we will be able to achieve any of these goals and achieve or maintain profitability.

THE FACT THAT WE HAVE A HISTORY OF NET LOSSES AND HAVE NOT EARNED ANY SIGNIFICANT REVENUES SINCE INCORPORATION RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We incurred a consolidated loss for the year ended December 31, 2001 of $1,116,164 and a loss of $402,656 for the year ended December 30, 2000. Although we anticipate that we will be able to generate revenues in the future, we also expect development costs and operation costs to increase as well. Consequently, we expect to incur operating losses and negative cash flow until:

1. development and testing of the Sunspring, Inc. and Renewable Energy Corporation prototypes are completed;

2. we gain sufficient market acceptance to generate a commercially viable and sustainable level of sales;

3. additional prototypes designed for commercial application are developed and our systems are finalized and commercially released; and

4. we have achieved a level of sales of the Sunspring, Inc. and Renewable Energy Corporation systems such that we are operating in a profitable manner.

These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditor's opinion on the December 31, 2001 consolidated audited financial statements, which form part of this annual report. The consolidated financial statements do not include any adjustments as a result of this uncertainty. To the extent that such expenses are not followed by revenues in a timely manner, our business, results of operations, financial condition and prospects would be materially adversely affected.

WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO ESTABLISH OUR BUSINESS.

We incurred a cumulative net loss for the period from November 24, 1994 (inception) to December 31, 2001 of $2,679,192. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

Our future capital requirements will depend on many factors, including cash flow from operations, progress in developing our technologies and new prototypes and commercial applications, competition and market developments and an ability to successfully market our water desalination and hydrogen production systems. Our recurring operation losses and growing working capital needs will require that we obtain additional capital to operate our business before we have established that our new businesses will generate significant revenue. We do not have sufficient funds on hand to continue the development of our newly acquired technologies and the prototypes that have been recently completed utilizing the Sunspring, Inc. and Renewable Energy Corporation technologies but we believe we have access to funds sufficient to finalize the development of the prototypes. We have predicted that we will require approximately $2.5 million over the period ending December 31, 2002 in order to accomplish our goals of developing our technologies and manufacturing and marketing prototypes built using our technologies. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that we:

1. incur unexpected costs in the development of our technologies or in completing any prototypes or encounter any unexpected technical or other difficulties;

2. incur delays and additional expenses as a result of the failure of our prototypes;

3. are unable to create a substantial market for our prototypes and systems, once the prototypes have been completely developed; and

4. incur any significant unanticipated expenses.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans.

We will depend almost exclusively on outside capital to pay for the continued development of our technologies and prototypes. Such outside capital may include the sale of additional stock and/or commercial borrowing. There can be no assurance that capital will continue to be available if necessary to meet these continuing development costs or, if the capital is available, it will be on terms acceptable to our company. The issuances of additional equity securities by our company would result in a significant dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our company's liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable, our business and future success may be adversely affected.

TRANSITION FROM PROTOTYPE TO COMMERCIAL PRODUCT.

Although Sunspring, Inc and Renewable Energy Corporation have recently completed the construction and successful testing of proof of theory prototypes that harness the power of the sun to desalinate water and recycle carbon dioxide to fuel using focused light from the sun respectively, there is no guarantee that we can transition these proof of theory prototypes into effective or commercially feasible and competitive processes.

Similarly, although Renewable Energy Corporation is working on three solar driven methods for the environmentally friendly production of hydrogen using atmospheric or industrially produced carbon dioxide or coal, there is no guarantee that it can produce hydrogen in this manner in an effective and commercially feasible and competitive process.

Although Sunspring Inc.'s licensed technology is intended to minimize the cost of converting sea or brackish water to potable water, there is no guarantee that we can produce potable water in commercial quantities at or near its identified target of less than $0.50 per 1000 gallons or that we can produce potable water in commercial quantities and applications that are competitive in the market. At present, our desalination system is capable of producing fresh water from sea water at prices of between $2.25 and $4.50.

NEED FOR ADDITIONAL FINANCING.

We anticipate that we will require approximately $2.5 million in additional financing over the year ended December 31, 2002. We will likely secure any additional financing necessary through the further issuance of our equity securities or by debt financing. There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. Although we believe that we have funds sufficient to meet our immediate needs, we may require further funds to finance the development of the technologies of our newly acquired businesses. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of the technologies of our newly acquired businesses. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

WE EXPECT TO EXPERIENCE SIGNIFICANT AND RAPID GROWTH IN THE SCOPE AND COMPLEXITY OF OUR BUSINESS AS WE PROCEED WITH THE DEVELOPMENT AND SALE OF OUR PRODUCTS. IF WE ARE UNABLE TO HIRE STAFF TO HANDLE SALES AND MARKETING OF OUR PRODUCTS AND MANAGE OUR OPERATIONS, OUR GROWTH COULD HARM OUR FUTURE BUSINESS RESULTS AND MAY STRAIN OUR MANAGERIAL AND OPERATIONAL RESOURCES.

As we proceed with the development of our technologies and the eventual marketing of the systems constructed based on the prototypes built using our technologies, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to assist with the development of our technologies and with the building of prototypes utilizing the technologies, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a materially adverse effect on our business and financial conditions.

IF WE ARE UNABLE TO ACHIEVE MARKET ACCEPTANCE FOR OUR TECHNOLOGIES AND OUR PROTOTYPES WE WILL BE UNABLE TO BUILD OUR BUSINESSES.

To some extent, our success will depend on the acceptance of our systems by the companies and individuals who could potentially utilize our prototypes prior to production of our systems for sale to the public. Achieving such acceptance may require a significant marketing investment. We cannot assure you that our marketing efforts will achieve this desired result, nor can we assure you that our existing prototypes or future systems will be accepted at sufficient levels to support our operations and build our businesses.

THE LOSS OF OUR KEY TECHNICAL INDIVIDUALS WOULD HAVE AN ADVERSE IMPACT ON FUTURE DEVELOPMENT AND COULD IMPAIR OUR ABILITY TO SUCCEED.

Our performance is substantially dependent on the technical expertise of Dr. Melvin Prueitt and Dr. Reed Jensen and our ability to continue to hire and retain qualified personnel to assist them. The loss of Dr. Prueitt or Dr. Jensen or any other key employees or officers could have a materially adverse effect on our business, development, financial condition, and operating results. We do not maintain "key person" life insurance on any of our directors or senior executive officers and we do not have life insurance on Dr. Prueitt or Dr. Jensen.

Our current President, Andrew Schwab, spends approximately 70% of his working time on our company. It is understood by our board of directors that our current President, who was appointed to assist us with our initial restructuring and the acquisitions of Sunspring, Inc. and Renewable Energy Corporation, will be replaced in the near future with a qualified individual. It may be difficult to find a sufficiently qualified individual to fill this role and accordingly, our company may not be able to successfully expand our operations until such an individual is located and retained.

THE RECENT TERRORIST ATTACKS MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

The terrorist attacks in New York and Washington, D.C. on September 11, 2001 appear to be having an adverse effect on business, financial and general economic conditions. These effects may, in turn, have an adverse effect on our business and results and operations. At this time, however, we are not able to predict the nature, extent and duration of these effects on overall economic conditions or on our business and operating results.

OUR PROPRIETARY PRODUCTS RELY ON OUR INTELLECTUAL PROPERTY, AND ANY FAILURE BY US TO PROTECT OUR INTELLECTUAL PROPERTY COULD ENABLE OUR COMPETITORS TO MARKET PRODUCTS WITH SIMILAR FEATURES THAT MAY REDUCE DEMAND FOR OUR PRODUCTS, WHICH WOULD ADVERSELY AFFECT OUR NET SALES.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our proprietary technology. We believe the protection of our proprietary technology is important to our business. If we are unable to protect our intellectual property rights, our business could be materially adversely affected. We currently rely on a combination of patent, copyright, trademark and trade secrets laws to protect our proprietary rights. In addition, we generally enter into confidentiality agreements with our employees to control access to intellectual property. We have applied for the registration of some, but not all, of our trademarks. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries, and the enforcement of those laws, do not protect proprietary rights to as great an extent as do the laws of the United States. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products or design around any patent issued to us or other intellectual property rights of ours.

In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights to establish the validity of our proprietary rights. This litigation, whether or not it is resolved in our favour, could result in significant expense to us and divert the efforts of our technical and management personnel.

WE MAY FROM TIME TO TIME BE SUBJECT TO CLAIMS OF INFRINGEMENT OF OTHER PARTIES' PROPRIETARY RIGHTS OR CLAIMS THAT OUR OWN TRADEMARKS, PATENTS OR OTHER INTELLECTUAL PROPERTY RIGHTS ARE INVALID, AND IF WE WERE TO SUBSEQUENTLY LOSE OUR INTELLECTUAL PROPERTY RIGHTS, OUR BUSINESS WOULD BE MATERIALLY ADVERSELY AFFECTED.

We may from time to time receive claims that we are infringing third parties' intellectual property rights or claims that our own trademarks, patents or other intellectual property rights are invalid. We expect that companies in our markets will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. The resolution of any claims of this nature, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays, require us to redesign our products or require us to enter into royalty or licensing agreements, any of which could harm our operating results. Royalty or licensing agreements, if required, might not be available on terms acceptable to us or at all. The loss of access to any key intellectual property right could harm our business.

TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

INSIDER CONTROL OF COMMON STOCK.

As of March 1, 2002, three shareholders beneficially owned approximately 63% of our outstanding common shares. As a result, these shareholders will be able to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control.

WE DO NOT EXPECT TO DECLARE OR PAY ANY DIVIDENDS.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future.

BECAUSE OF OUR LIMITED OPERATING HISTORY, IT IS DIFFICULT TO PREDICT OUR FUTURE REVENUES.

As a result of our limited operating history and the new technologies and prototypes that we will seek to introduce into the markets in which we will compete, we are unable to accurately forecast our revenues. Our current and future expense levels are based largely on our plan of operation and estimates of future revenues and are to a large extent fixed.

Future sales and operating results generally depend on our ability to develop a base of customers and businesses. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in estimated revenues in relation to our planned expenditures would have an immediate adverse effect on our business, prospects, financial condition and results of operations.

Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions that could have a materially adverse effect on our business and financial condition and results of operations.

WE EXPECT FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS IN THE FUTURE.

We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside our control. Factors that may adversely affect our quarterly operating results include but are not limited to:

1. our ability to develop a base of businesses and individuals willing to utilize our prototypes for the production of potable water and liquid fuels, hydrogen and electricity respectively;

2. the announcement or introduction of new prototypes and systems by us and by our competitors;

3. consumer acceptance of our prototypes and systems;

4. our ability to attract new personnel in a timely and effective manner;

5. the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

6. governmental regulation;

7. general economic conditions; and

8. economic conditions specific to the water desalination and hydrogen production industries.

WE WILL HAVE TO EXPEND SUBSTANTIAL FUNDS ON ADVERTISING, SALES AND MARKETING IN THE FUTURE.

We have not incurred significant advertising, sales and marketing expenses to date. Eventually, we will need to increase awareness of our technologies and our prototypes, and as a result, we expect to spend significantly more on advertising, sales and marketing in the future. If our marketing strategy is unsuccessful, we may not be able to recover these expenses or even generate any revenues. We will be required to develop a marketing and sales campaign that will effectively demonstrate the advantages of our technologies and prototypes. To date, our experience with respect to marketing is very limited. We may also elect to enter into agreements or relationships with third parties regarding the promotion or marketing of our technologies and prototypes. There can be no assurance that we will be able to establish adequate sales and marketing capabilities, that we will be able to enter into marketing agreements or relationships with third parties on financially acceptable terms or that any third parties with whom we enter into such arrangements will be successful in marketing and promoting our technologies and prototypes.

OUR FUTURE REVENUES ARE DEPENDENT ON THE ACCEPTANCE OF OUR TECHNOLOGIES AND PROTOTYPES.

Our future revenues and our ability to generate profits in the future are substantially dependent upon the widespread acceptance and use of the prototypes built using our technologies. There can be no assurance that the prototypes built using our technologies will become widely accepted or that a sufficiently broad base of consumers will use the machinery based on our prototypes.

The prototypes may not be accepted as a viable alternatives to traditional means utilized for the production of potable water or for the production of liquid fuels, electricity and hydrogen for a number of reasons, including potentially inadequate development of the necessary infrastructure or delayed development of related technologies and performance improvements.

SINCE OUR SHARES ARE THINLY TRADED, AND TRADING ON THE OTC BULLETIN BOARD MAY BE SPORADIC BECAUSE IT IS NOT AN EXCHANGE, STOCKHOLDERS MAY HAVE DIFFICULTY RESELLING THEIR SHARES.

Our common shares are currently listed for public trading on the Over the Counter Bulletin Board and the Berlin Stock Exchange. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

INDEMNIFICATION OF DIRECTORS, OFFICERS AND OTHERS.

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

ENFORCEABILITY OF CIVIL LIABILITIES AGAINST US

Our principal businesses are located outside the United States. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

REPORTS TO SECURITY HOLDERS

Under the securities laws of Nevada, we are not required to deliver an annual report to our shareholders but we do intend to do so.

RESEARCH AND DEVELOPMENT ACTIVITIES

Over the past two fiscal years, we have expended a total of $82,368 on research and development activities, as follows:
Year Ended	Total Funds Expended
December 31, 2001	$26,786
December 31, 2000	$55,582

EMPLOYEES

As at the date of this annual report, we employ 3 people on a fulltime basis, 2 people on a part time basis and 8 consultants.

Item 2. Description of Property.

Our administrative office is located at 414 Viewcrest Road, Kelowna, British Columbia in the residence of our President, Treasurer and Secretary, Andrew Schwab. These premises are provided to us by Mr. Schwab on a rent free basis at this time. We anticipate that prior to the year ended December 31, 2002, our executive offices will be consolidated with the research laboratory and office facilities of Sunspring, Inc. and Renewable Energy Corporation, which are presently located at 112c Longview Drive, Los Alamos, New Mexico, 87544, which are currently rented on a month to month basis at a an annual rate of $30,000 ($2,500 per month).

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

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the OTC Bulletin Board under the symbol "SNPW" and the Berlin Stock Exchange under the symbol "SJP". Our common stock began quotation on the OTC Bulletin Board on September 30, 1998 under the trading symbol "HYTN", and on November 8, 2001, following our name change, began trading under the new symbol "SNPW". On January 4, 2002, our common stock became listed and posted for trading on the Berlin Stock Exchange under the symbol "SJP". The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low prices of our common stock, as listed on the OTC Bulletin Board (obtained from Canada Stockwatch), for each full financial quarter for the two most recent full fiscal years were as follows:

Quarter Ended	High	Low
March 31, 2000	$10.00	$2.50
June 30, 2000	$5.125	$5.00
September 30, 2000	$2.00	$1.00
December 31, 2000	$1.00	$1.00
March 31, 2001	$1.00	$1.00
June 30, 2001	$1.00	$1.00
September 30, 2001	$2.00	$1.00
December 31, 2001	$4.50	$1.01

Our common shares are issued in registered form. Interwest Transfer Co. Inc., P.O. Box 17136, Salt Lake City, Utah 84117 (Telephone: (801) 272-9294, Facsimile (801) 585-7569) is the registrar and transfer agent for our common shares.

As of March 1, 2002, we had 31,556,000 shares of common stock outstanding and approximately 10 stockholders of record. This number of stockholders does not include stockholders who hold our securities in street name.

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

RECENT SALES OF UNREGISTERED SECURITIES

On December 12, 2001, we issued 2,000,000 shares of our common stock and 8,000,000 shares of our Series A Preferred stock to Solar Energy Limited in exchange for all of the issued and outstanding securities of Sunspring, Inc. On the same date, we issued a further 2,000,000 shares of our common stock 8,000,000 shares of our Series B Preferred stock to Renewable Energy Limited in exchange for all of the issued and outstanding securities of Renewable Energy Corporation. The shares were issued to each of Solar Energy Limited and Renewable Energy Limited in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933, as our company had reasonable grounds to believe that each of Solar Energy Limited and Renewable Energy Limited were "accredited investors".

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

General

Sun Power Corporation is a Nevada corporation formed on August 20, 1996 under the name "Hayoton Company Incorporated" as a management company for resorts and hotel properties. On September 24, 1996, we changed our name from "Hayoton Company Incorporated" to "Hyaton Company Incorporated" and then to "Hyaton Organics Inc." on October 21, 1999. On November 1, 2001 we changed our name to "Sun Power Corporation".

On February 12, 2001, we entered into a letter agreement whereby we restructured our ownership interests in Camden Agro-Systems so that we are no longer actively involved in the operations of the business of Camden Agro-Systems.

On December 10, 2001, we announced the completion of two share exchanges, one with Solar Energy Limited and the other with Renewable Energy Limited which is a subsidiary of Solar Energy Limited. Under the terms of the share exchange agreements, we acquired 100% of the shares of two private companies: Sunspring, Inc. and Renewable Energy Corporation. Sunspring, Inc. has licenses to a portfolio of unique solar power systems which can be used for water desalination, water pumping and power generation. Renewable Energy Corporation has an exclusive license to proprietary solar energy technology produces liquid fuels, hydrogen and electricity from carbon dioxide, biomass and water.

Following the acquisitions, we commenced our new business operations. One of these businesses, using the technology licensed to Sunspring, Inc. by Dr. Melvin Prueitt and others, will focus on the inexpensive production of potable water from brackish water and sea water using solar energy to operate reverse-osmosis desalination plants. The other business, using the technology licensed to Renewable Energy Corporation by Dr. Reed Jensen, will focus on the production of liquid fuels, hydrogen and electricity from carbon dioxide.

Results of Operations

Fiscal Year Ended December 31, 2001 Compared to Fiscal Year ended December 31, 2000

Revenues. We generated revenues of $242 for the year ended December 31, 2001 compared to revenues of $226 for the year ended December 31, 2000.

Expenses. Total expenses for the year ended December 31, 2001 were $871,870 compared to total expenses of $402,882 for the year ended December 31, 2000. Consulting fees increased $480,624 over the prior year to $798,477 of which $329,750 is the value given to certain restricted shares transferred to consultants and insiders by certain shareholders on behalf of our company. Professional fees increased $98,431 over the prior year to $205,062. This increase can be attributed to our activities related to the acquisitions of Sunspring, Inc. and Renewable Energy Corporation.

Net loss. We incurred a net loss of ($1,116,164) for the year ended December 31, 2001 as compared to a net loss of $(402,656) for the year ended December 31, 2000. The increase in the net loss is due to the $244,536 loss on disposal of Camden Agro Systems Inc. and the increase in consulting and other professional fee expenses.

As of March 8, 2001, we restructured our interest in Camden Agro Systems, our former subsidiary, such that we are no longer actively involved in the operations of that company.

Liquidity and Capital Resources

As noted, as of March 8, 2001, we restructured our interest in Camden Agro-Systems, our former subsidiary, such that we are no longer actively involved in the operations of that company.

During fiscal 2001, we used $289,030 in cash to fund operations as compared to $398,203 in fiscal 2000.

Accounts receivable increased to $25,100 at December 31, 2001, up from $151 at December 31, 2000. This was due to advances to the former parent company of Sunspring, Inc.

In fiscal 2001, due to the acquisition of Sunspring, Inc. and Renewable Energy Corporation, we acquired $37,095 of patents and $15,277 of equipment. These additions were non-cash acquisitions through the issuance of common and preferred shares.

Accounts payable and accrued liabilities increased to $301,021 from $22,005 due to legal, accounting and consulting fees in regards to the acquisition of Sunspring, Inc. and Renewable Energy Corporation. Also included in accounts payable is $101,537 due to related companies.

At December 31, 2001, we had a working capital deficiency of $2,176,023 as compared to $1,339,020 at December 31,2000. This increase in deficiency is due to recurring losses resulting in additional funding by related parties.

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

Plan of Operation for the 12 months Ending December 31, 2002

Sunspring, Inc.

Our plan of operation over the year ending December 31, 2002 includes the construction and testing of an advanced prototype of reverse osmosis desalination system, designed to filter 20,000 gallons of brackish well water per day. The solar collectors for this unit will be approximately 100 square meters. The total estimated cost of this work is projected at $500,000. Once the advanced prototype is finalized, it will deliver a working unit appropriate for a small village or a resort hotel. It is intended to prove out all cost components, from the fixed costs of equipment to operating and maintenance requirements, thus demonstrating the commercial viability of the technology. The actual scope of work for this phase includes the following:

- design and produce full-scale MECH expander, pumps and recover unit;

- design, source and construct large SOLAWATT solar collector arrays;

- source existing reverse osmosis and membrane filtration sub-systems;

- construct entire Sunspring Inc desalination system, run and test all components; and

- modify system for durability and optimization, verifying economic assumptions.

Renewable Energy Corporation

The first project, which is expected to be completed within 12 to 16 months from the date of this annual report, involves improving the current prototype at a cost $975,000 and will concentrate on the following:

- improvement of the converter so that net carbon dioxide dissociation efficiency increases to 12% from 6%;

- thermal balances will also be explored to insure long-term operation of the converter;

- improvement of solar energy concentration in the converter toward 22% from 5% (chemical energy/ total solar energy), involving placing more and better mirrors on the prototype; and

- production of hydrogen.

The second project, which is expected to be completed within 12 months from the date of this annual report, involves constructing a 40m2 solar collector dish at a cost of approximately $395,000. In addition to installing a pointing and tracking system, we anticipate that we will gain experience with building a larger scale system, explore scaling issues, such as the sizing and manufacturing of the dish and install a boiler system to produce electricity-generation quality steam.

The third project, which is expected to be completed within 16 to 24 months from the date of this annual report, involves the construction of two fully integrated, 100m2 commercial-scale versions of the Solarec system at a cost of approximately $650,000. One dish will be manufactured by Sun Power and the other purchased from a commercial vendor. Reliability and cost data will be compared to determine whether it is best to build or buy the dishes. The units will be full demonstration units able to produce hydrogen/methanol, oxygen and steam in the correct quantity and efficiency.

Roughly 70% of the total costs in the development budget for the Solarec product will be spent on contracting specialists, with the remaining 30% spent on equipment. Most work will be done by temporary specialist contractors; we expect that the average number of permanent staff at any given time will be approximately seven. Overhead costs such as administration, legal and office costs are estimated to total $330,000 over the eight-quarter development cycle.

Cash Requirements

We anticipate that we will require approximately $2.5 million over the twelve months ending December 31, 2002 for the development of the technologies of Sunspring, Inc. and Renewable Energy Corporation and the testing of prototypes to ensure the commercial viability of the technology licensed to Sunspring Inc. and Renewable Energy Corporation. The estimate of $2.5 million is based upon estimates prepared by the management of each of Sunspring, Inc. and Renewable Energy Corporation.

Product Research and Development

We anticipate that we will expend approximately $2.5 million on research and development of the technologies of Sunspring, Inc. and Renewable Energy Corporation over the twelve months ending December 31, 2002. As required, during the 90 day period immediately following the closing of the Sunspring, Inc. and Renewable Energy Corporation acquisitions on December 10, 2001, we provided $350,000 in initial working capital for the development of Sunspring, Inc.'s and Renewable Energy Corporation's respective technologies. For each 90 day period thereafter, until the anniversary of the closing date, we agreed to provide working capital to equal a minimum of $150,000 for Sunspring, Inc. and a minimum of $150,000 for Renewable Energy Corporation, in each case pursuant to a budget to be agreed on.

Purchase Of Significant Equipment

We anticipate expending approximately $400,000 in equipment related to Sunspring, Inc.'s water desalination technology and $500,000 in equipment related to Renewable Energy Corporation's technology related to the recycling of carbon dioxide to fuel using focused ultraviolet and visible energy from the sun over the twelve months ending December 31, 2002.

Employees

Over the twelve months ending December 31, 2002, we anticipate an increase in the number of employees we retain now that we have finalized the acquisitions of Sunspring, Inc. and Renewable Energy Corporation. Such an increase in the number of employees may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we ultimately retain, if any.

Other Matters

Recently Issued Accounting Standards

During 2001, the Financial Accounting Standards Board has issued four new pronouncements:

- Statement 141, "Business Combinations", requires the purchase method of accounting for all business combinations and applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001.

- Statement 142, "Goodwill and Other Intangible Asses", requires that goodwill as well as other intangible assets be tested annually for impairment and is effective for fiscal years beginning after December 15, 2001.

- Statement 143, "Accounting for Asset Retirement Obligations", requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002.

- Statement 144, "Accounting for the Impairment or Disposal of Long-lived Assets", provides that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations, and broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Statement 144 is effective for fiscal years beginning after December 15, 2001.

The adoption of Statements 142, 143, 144 are not expected to effect the current consolidated financial statements or historically reported results of operations but may impact future financial statements and results of operations. The Company adopted Statement 141 in regards to the acquisition of Sunspring, Inc. and Renewable Energy Corporation by using the purchase method to account for these acquisitions.

Item 7. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.
Independent Auditors' Report, dated March 26, 2002
Consolidated Balance Sheets as at December 31, 2001 and 2000
Consolidated Statements of Operations and Deficits for the years ended December 31, 2001 and 2000 and for the period from November 24, 1994 (inception) to December 31, 2001
Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000 and for the period from November 24, 1994 (inception) to December 31, 2001.
Notes to the Consolidated Financial Statements

Consolidated Financial Statements
(Expressed in United States dollars)

SUN POWER CORPORATION

(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)

Years ended December 31, 2001 and 2000
For the period November 24, 1994 to December 31, 2001

Auditors' Report

To the Shareholders and Board of Directors
Sun Power Corporation
(Formerly Hyaton Organics Inc.)

We have audited the consolidated balance sheets of Sun Power Corporation (formerly Hyaton Organics Inc.) (a development stage enterprise) as at December 31, 2001 and 2000, and the related consolidated statements of operations and deficit and cash flows for the years ended December 31, 2001 and 2000 and the period from November 24, 1994 (inception) to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and the period from November 24, 1994 (inception) to December 31, 2001 in accordance with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1(a) to the consolidated financial statements, the Company has incurred recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in this regard are also described in note 1(a). The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

As discussed in note 2(l) to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Standards ("SFAS") No. 141, "Business Combinations", and certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.

/s/ KPMG LLP

Chartered Accountants

Vancouver, Canada
March 26, 2002

Sun Power Corporation
(Formerly Hyaton Organics Inc.) (A Development Stage Enterprise) Consolidated Balance Sheets (Expressed in United States dollars)
December 31, 2001 and 2000

	2001	2000

Assets

Current assets:
Cash	$217,830	$308
Accounts receivable and other	25,100	151
Prepaids and deposits	19,286	-
Total current assets	262,216	459

Investment (note 6)	1	-

Fixed assets (note 7)	15,678	2,147

Patents, net of accumulated amortization of $246	36,849	-

Total assets	$314,744	$2,606

Liabilities and Stockholders' Deficiency

Current liabilities
Accounts payable	$261,315	$7,005
Accrued liabilities	39,706	15,000
Loans from related parties (note 8)	2,137,218	1,317,474
	2,438,239	1,339,479

Redeemable preference shares (notes 3 and 4)	160,000	-

Stockholders' deficiency:
Capital stock (note 9):
Authorized:
100,000,000 common shares with a par value of $0.01
25,000,000 preference shares with a par value of $0.01
Issued:
31,556,000 common shares (2000 - 27,556,000)	315,560	275,560
Additional paid-in capital (note 9(a))	568,352	223,187
Deficit accumulated during the development stage	(3,167,407)	(1,833,618)
Other comprehensive income:
Cumulative translation adjustment	-	(2,002)
Total stockholders' deficiency	(2,283,495)	(1,336,873)

Total liabilities and stockholders' deficiency	$314,744	$2,606

Future operations (note 1(a))
Subsequent event (note 14)

See accompanying notes to consolidated financial statements.

Sun Power Corporation
(Formerly Hyaton Organics Inc.) (A Development Stage Enterprise) Consolidated Statements of Operations and Deficit (Expressed in United States dollars)
	Year ended December 31, 2001	Year ended December 31, 2000	Period from inception on November 24, 1994 to December 31, 2001

Revenue	$242	$226	$88,134

Expenses:
Consulting fees	593,415	211,222	1,222,860
Professional fees	205,062	106,631	434,803
Product research and development costs	26,786	55,582	407,454
Travel and administrative and other expenses	45,346	28,521	454,620
Amortization	1,261	926	3,053
	871,870	402,882	2,522,790

Loss before undernoted	871,628	402,656	2,434,656

Loss on disposal of Camden-Agro Systems Inc. (note 6)	244,536	-	244,536

Loss for the period	1,116,164	402,656	2,679,192

Deficit accumulated during the development
stage, beginning of period	1,833,618	1,430,962	-

Charge to deficit (notes 3, 4 and 6)	217,625	-	488,215

Deficit accumulated during the development
stage, end of period	$3,167,407	$1,833,618	$3,167,407

Basic and diluted loss per share	$0.04	$0.01	$0.12
Weighted average number of shares
outstanding	27,764,219	27,556,000	22,686,877

See accompanying notes to consolidated financial statements.
Sun Power Corporation
(Formerly Hyaton Organics Inc.) (A Development Stage Enterprise) Consolidated Statements of Cash Flows (Unaudited) (Expressed in United States dollars)

	Year ended December 31, 2001	Year ended December 31, 2000	Period from inception on November 24, 1994 to December 31, 2001

Cash flows from (used in) operating activities:
Loss for the period	$(1,116,164)	$(402,656)	$(2,679,192)
Items not involving the use of cash:
Amortization	1,261	926	3,053
Stock based compensation	404,915	-	627,415
Shares issued as a financing fee	-	-	5,000
Loss on disposal of CASI	244,536	-	244,536
Changes in non-cash operating working capital:
Accounts receivable and other	(25,100)	11,736	(15,907)
Prepaids and deposits	(19,286)	-	(19,286)
Accounts payable	196,102	(23,209)	194,152
Accrued liabilities	24,706	15,000	39,706
	(289,030)	(398,203)	(1,600,523)

Cash flows used in investing activities:
Capital expenditures	-	(1,989)	(3,857)
Cash on disposal of CASI	(208)	-	(208)
Cash of acquired business	107,568	-	107,568
Advances to Sunspring and REC prior to acquisition	(175,000)	-	(175,000)
	(67,640)	(1,989)	(71,497)

Cash flows provided by financing activities:
Issuance of common shares	-	-	657
Loans from related parties	574,192	397,282	1,869,761
Cash flows provided by financing activities	574,192	397,282	1,870,418

Effect of exchange rate changes on foreign
currency cash balances	-	-	19,432

Increase (decrease) in cash	217,522	(2,910)	217,830

Cash, beginning of period	308	3,218	-

Cash, end of period	$217,830	$308	$217,830

Sun Power Corporation
(Formerly Hyaton Organics Inc.) (A Development Stage Enterprise) Consolidated Statements of Cash Flows, Continued (Unaudited) (Expressed in United States dollars)

Year ended December 31, 2001		Year ended December 31, 2000	Period from inception on November 24, 1994 to December 31, 2001

Supplementary information:
Interest paid	$-	$-	$-
Income taxes paid	-	-	-
Non-cash transactions:
Issuance of common shares:
For investment in Camden Agro- Systems Inc.	-	-	270,590
As a financing fee	-	-	5,000
On acquisition of Sunspring	20,000	-	20,000
On acquisition of REC	20,000	-	20,000
Stock based compensation	404,915	-	627,400
Issuance of preference shares:
On acquisition of Sunspring	80,000	-	80,000
On acquisition of REC	80,000	-	80,000

See accompanying notes to consolidated financial statements.

SUN POWER CORPORATION

(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001 and 2000
For the period November 24, 1994 to December 31, 2001

1.	Nature and continuance of operations:

Sun Power Corporation (formerly Hyaton Organics Inc.) ("Sun Power") was incorporated pursuant to the laws of the State of Nevada on August 20, 1996. It is listed on the National Association of Securities Dealers Over-The-Counter Bulletin Board under the symbol "SNPW". Commencing November 2, 1998, Sun Power held a 90% investment in Camden Agro-Systems Inc. ("CASI"), a Canadian company, as its sole asset (note 6). Prior to that date Sun Power was inactive. Effective December 31, 2001, Sun Power holds a 100% interest in Sunspring, Inc. ("Sunspring") (note 3) and Renewable Energy Corp. ("REC") (note 4).

	(a)	Future operations:

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses and has not generated profitable operations since inception. In addition, at December 31, 2001, the Company has a working capital deficiency of $2,176,023 and a stockholders' deficiency of $2,283,495.

The continuance of the Company as a going concern is dependent on the continued forebearance of its creditors, obtaining financing for continued operations and the attainment of profitable operations. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

The Company's future capital requirements will depend on many factors, including cash flow from operations, progress in developing technologies and new prototypes and commercial applications, competition and market developments and an ability to successfully market water desalination and hydrogen production systems. The Company's recurring operating losses and growing working capital needs will require additional capital to operate the business before it can be established that our new businesses will generate significant revenue. The Company does not have sufficient funds on hand to continue the development of the newly acquired technologies and the prototypes that have recently completed utilizing the Sunspring and REC technologies. The Company will depend almost exclusively on outside capital to pay for the continued development of its technologies and prototypes. Such outside capital may include the sale of additional stock and/or commercial borrowing. There can be no assurance that capital will continue to be available if necessary to meet these continuing development costs or, if the capital is available, it will be on terms acceptable to the Company.

If the Company is unable to achieve these objectives, it may be obligated to liquidate certain assets in settlement of liabilities and the value achieved on settlement may be less than the assets' carrying values.

SUN POWER CORPORATION

(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001 and 2000
For the period November 24, 1994 to December 31, 2001

1.	Nature and continuance of operations (continued):
	(b)	Development stage enterprise:

For U.S. accounting purposes the Company is considered to be a development stage enterprise from inception on November 24, 1994 to December 31, 2001 as its efforts are primarily directed towards the development of new products. The identification of an entity as a development stage enterprise does not impact the measurement and recognition principles applied in these consolidated financial statements but does require the disclosure of specified cumulation from inception and other information.

The Company's development stage involves the development of methodology to produce potable water from brackish water and from sea water using solar energy and the production of liquid fuels, hydrogen and electricity from CO2. As a relatively new company involved in solar driven water desalination and pumping technology and the use of solar energy technology in the production of liquid fuels, hydrogen and electricity from CO2, the Company does not have a historical record of sales and revenues nor established business track records. The Company has not earned any revenues from these activities since its formation.

Given the Company's limited operating history, lack of sales and operating losses, there can be no assurance that it will be able to achieve or maintain profitability.

2.	Significant accounting policies:
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.
	(a)	Principles of presentation:

These consolidated financial statements include the accounts of Sun Power Corporation ("Sun Power" or the "Company") and its wholly owned subsidiaries, Sunspring, Inc. ("Sunspring") (note 3) and Renewable Energy Corp. ("REC") (note 4), from their respective date of acquisition. All material intercompany balances and transactions have been eliminated.

	(b)	Fixed assets:
Fixed assets are recorded at cost. Amortization is calculated from the date of acquisition using the following methods and rates:

		Asset	Basis	Rate

		Computer equipment	declining-balance	30%
		Office equipment and tools	double declining-balance	5 - 7 years
		Tractor	double declining-balance	7 years

SUN POWER CORPORATION

(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001 and 2000
For the period November 24, 1994 to December 31, 2001

2.	Significant accounting policies (continued):
(c)	Patent:
The patent is recorded at cost. Amortization is calculated using the straight-line method over a fifteen year period.
(d)	Income taxes:

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

(e)	Revenue recognition:
Revenue relating to consulting services is recognized when the professional services have been rendered.
(f)	Research and development costs:
Research and developments costs are expensed as incurred.
(g)	Loss per share:

Loss per share is calculated using the weighted average number of shares outstanding during the fiscal period. This average includes as outstanding common shares, shares issued in a reporting period from the date of their issuance. Diluted per share amounts do not differ from basic per share amounts as the effect of stock options outstanding during the periods presented is anti-dilutive.

(h)	Stock option plan:

The Company has a stock-based compensation plan which is described in note 9(b(i) and (ii)). For grants to employees, compensation expense is recognized over the vesting period in an amount equal to the difference, if any, between the market value of the Company's common shares at that measurement date and the exercise price. The value recognized for option grants is included in the consolidated statements of operations. Options granted to non-employees will be recorded at their fair value as the services are provided and the options earned.

SUN POWER CORPORATION

(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001 and 2000
For the period November 24, 1994 to December 31, 2001

2.	Significant accounting policies (continued):
(i)	Impairment of long-lived assets and long-lived assets to be disposed of:

The Company accounts for long-lived assets, which includes fixed assets and patents, in accordance with the provision of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of". This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceed the fair value of the assets.

(j)	Use of estimates:

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in preparing these financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates. In these consolidated financial statements, significant areas requiring the use of management estimates relate to the recoverability of fixed assets and patents and rates for amortization.

(k)	Foreign currency translation:

These consolidated financial statements are presented in U.S. dollars which is the Company's currency. Transactions denominated in other currencies are translated at exchange rates in effect at the date of the transactions with exchange gains and losses included in the determination of income. To date exchange gains and losses have been nominal.

(l)	Recent United States accounting standards:

During 2001, the Financial Accounting Standards Board has issued four new pronouncements:

- Statement 141, "Business Combinations", requires the purchase method of accounting for all business combinations and applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001.

- Statement 142, "Goodwill and Other Intangible Assets", requires that goodwill as well as other intangible assets be tested annually for impairment and is effective for fiscal years beginning after December 15, 2001.

SUN POWER CORPORATION

(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)
Years ended December 31, 2001 and 2000
For the period November 24, 1994 to December 31, 2001

2.	Significant accounting policies (continued):
(l)	Recent United States accounting standards (continued):

- Statement 143, "Accounting for Asset Retirement Obligations", requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002.

- Statement 144, "Accounting for the Impairment or Disposal of Long-lived Assets", provides that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations, and broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Statement 144 is effective for fiscal years beginning after December 15, 2001.

The adoption of Statements 142, 143 and 144 will not impact the historically reported results of operations.
Statement 141 the acquisitions of Sunspring and REC, on November 26, 2001, were accounted for using the purchase method.

3.	Acquisition of Sunspring, Inc.:

Pursuant to an Agreement and Plan of Share Exchange between Solar Energy Limited ("Solar") (the parent company of Sunspring), Sunspring and the Company, dated September 4, 2001, in consideration for acquiring all of Sunspring's issued and outstanding shares, the Company agreed to issue 2,000,000 common shares and 8,000,000 preference shares to Solar. The preference shares will have certain voting rights, will bear interest at a rate of 6% with interest payable quarterly only from cash flow generated by Sunspring and will be convertible into shares of the Company common stock at the option of the holder during the period beginning 60 days after the first anniversary of the closing date and ending on the third anniversary of the closing date. The conversion price is intended to be based on the average ten trading day price of the Company's common shares on the date of the conversion, at a minimum floor of $2.00 per common share and a ceiling price of $4.00 per common share.

During the 12 months following closing of the acquisition of Sunspring, the Company has agreed to provide $200,000 for the first 90 day period, pursuant to an agreed upon budget, and at least $150,000 during each 90 day period thereafter for use as working capital by Sunspring.

SUN POWER CORPORATION

(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001 and 2000
For the period November 24, 1994 to December 31, 2001

3.	Acquisition of Sunspring, Inc. (continued):

Per the Agreement and Plan of Share Exchange, if certain conditions relating to technology development, intellectual property or employment of management are not met by Sunspring, then the Company has the right to elect to exchange the Sunspring acquired shares for the Company's Preference Shares issued to Solar on acquisition. In addition, if the Company has not advanced the minimum working capital requirements then Solar shall have the right to exchange the Company's Preference Shares for the Sunspring acquired shares.

The shares issued as consideration have been valued based on the estimated fair value of the net identifiable assets of Sunspring and have been allocated to the identifiable assets acquired and liabilities assumed based upon their fair values.

The acquisition has been accounted for using the purchase method. The results of operations and cash flows for the year ended December 31, 2001 include the results of operations and cash flow of Sunspring from November 26, 2001 to December 31, 2001.

Details of the acquisition are as follows:

Net assets acquired:
Cash	$ 41,189
Loan to related party	10,000
Fixed assets	1,185
Patent	32,259
84,633

Accounts payable and accrued liabilities	2,370

Net liabilities acquired	$ 82,263

Consideration:
Common shares to be issued under acquisition agreement	$20,000
Preference shares to be issued under acquisition agreement	80,000
Amounts previously advanced to Sunspring	125,000
Charge to deficit	(142,737)

$82,263

Summarized unaudited pro forma statement of operations information of the Company assuming the 100% acquisition of Sunspring had occurred at the beginning of each of the periods presented, is as follows:

2001	2000
Revenue	$6,886	$1,787

Loss for the year	1,185,624	509,307

Loss per share	0.04	0.02

SUN POWER CORPORATION

(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)
Years ended December 31, 2001 and 2000
For the period November 24, 1994 to December 31, 2001

4.	Acquisition of Renewable Energy Corp.:

Pursuant to an Agreement and Plan of Share Exchange between Renewable Energy Limited ("REL") (the parent company of REC), REC and the Company, dated October 19, 2001, in consideration for acquiring all of REC's issued and outstanding shares, the Company agreed to issue 2,000,000 common shares and 8,000,000 preference shares to REL. The preference shares will have certain voting rights, will bear interest at a rate of 6% with interest payable quarterly only from cash flow generated by REC and will be convertible into shares of the Company's common stock at the option of the holder during the period beginning 60 days after the first anniversary of the closing date and ending on the third anniversary of the closing date. The conversion prices is intended to be based on the average ten trading day price of the Company's common shares on the date of the conversion, at a minimum floor of $2.00 per common share and a ceiling price of $4.00 per common share.

	For the 12 month period following the closing date the Company is required to provide REC, with a minimum of $150,000 for each 90 day period pursuant to a budget to be agreed upon by the parties.

Per the Agreement and Plan of Share Exchange, if certain conditions relating to technology development, intellectual property or employment of management are not met by REC, then the Company has the right to exchange the REC acquired shares for the Company's Preference Shares issued to REL on acquisition. In addition, if the Company has not advanced the minimum working capital requirements then REL shall have the right to exchange the Company's Preference Shares for the REC acquired shares.

The shares issued as consideration have been valued based on the estimated fair value of the net identifiable assets of REL and have been allocated to the identifiable assets acquired and liabilities assumed based upon their fair values.

The acquisition has been accounted for using the purchase method. The results of operations and cash flows for the year ended December 31, 2001 include the results of operations and cash flow of REC from November 26, 2001 to December 31, 2001.

	Details of the acquisition are as follows:

	Net assets acquired:
	Cash	$ 66,379
	Patent	4,836
	Fixed assets	14,092
		85,307

	Accounts payable and accrued liabilities	197
	Due to related party	10,000

	Net assets acquired	$ 75,110

SUN POWER CORPORATION

(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)
Years ended December 31, 2001 and 2000
For the period November 24, 1994 to December 31, 2001

4.	Acquisition of Renewable Energy Corp. (continued):

Consideration:
Common shares to be issued under acquisition agreement	$ 20,000
Preference shares to be issued under acquisition agreement	80,000
Amounts previously advanced to REC	50,000
Charge to deficit	(74,890)

$ 75,110

Summarized unaudited pro forma statement of operations information of the Company assuming the 100% acquisition of REC had occurred at the beginning of each period presented, is as follows:

2001	2000

Revenue	$ 836	$ 2,720

Loss for the year	1,303,040	697,120

Loss per share	0.04	0.02

5.	Change in control:

By letter agreement and bill of sale, each respectively dated January 15, 2001 and made effective January 1, 2001, Berkeley Investments Inc. ("Purchaser"), on behalf of Richard Bullock as undisclosed principal, agreed to purchase and PricewaterhouseCoopers Inc., trustee of Kafus Industries Ltd. and Cameron Strategic Planning Ltd. in bankruptcy (the "Vendor"), agreed to sell, all of the shares held by the Vendor, being 20,000,000 common shares in the capital stock of the Company as well as all of the interests the Vendor may have, including accounts receivable or shareholders' loans, in the Company and Camden Agro-Systems Inc. ("CASI") for the purchase price of Cdn. $50,000. On December 27, 2001, the Purchaser sold 19,000,000 common shares in the Company to third parties.

SUN POWER CORPORATION

(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)
Years ended December 31, 2001 and 2000
For the period November 24, 1994 to December 31, 2001

6.	Acquisition and disposition of Camden Agro-Systems Inc.:
	(a)	Acquisition:

CASI was incorporated under the Ontario Business Corporations Act (1982) on November 24, 1994 to carry on the business of management consulting and product development. CASI's efforts have focused primarily on the development of organic fertilizers and animal feed from animal waste. In early 1999, CASI's management discontinued its efforts towards the development of organic animal feed.

Pursuant to the Plan and Agreement of Reorganization dated November 2, 1998, the Company issued 20,000,000 common shares from treasury for 9,000 issued and outstanding common shares of CASI representing a 90% holding in CASI. In addition, the agreement provided for the issuance of additional shares of the Company to the vendor of the 9,000 common shares of CASI at a rate of one common share for every $0.20 of earnings before interest, tax, amortization and depreciation of CASI for the period from November 2, 1998 to the earlier of November 2, 2000 or 18 months from the commencement of commercial operations. No additional shares were issued related to either the performance or indemnification clauses. Related to the agreement, 500,000 common shares of the Company were issued to Securities Trading Services Inc., an unrelated party, as a financing fee.

The agreement resulted in control of the Company passing to the former shareholders of CASI. The transaction was accounted for as a recapitalization of CASI, as if CASI had issued common shares to acquire the net monetary assets of the Company. The financial statements reflect the operations of CASI from its inception with the activities of the Company consolidated from November 2, 1998, the date of the transaction.

At the date of the reorganization, the net assets of the Company were nominal. The par value of the Company's shares issued of $275,590 has been included in capital stock with an offset of $270,590 to the deficit and $5,000 to consulting fee expense. The excess of $13,879 of the costs incurred over the cash on hand in Sun Power at the date of acquisition has been charged to expense.

SUN POWER CORPORATION

(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)
Years ended December 31, 2001 and 2000
For the period November 24, 1994 to December 31, 2001

6.	Acquisition and disposition of Camden Agro-Systems Inc. (continued):
	(a)	Acquisition (continued):

		Consideration:
		Par value of common shares issued	$ 275,590
		Costs	13,879

			$ 289,469

		Allocation:
		Net assets	$ -
		Consulting expense	5,000
		Cash costs incurred in excess of cash on hand, expensed	13,879
		Charge to deficit	270,590

			$ 289,469
	(b)	Disposition:

The Company entered into a letter agreement dated February 12, 2001 related to the sale of all of its interests in CASI in exchange for $100 cash and 1,000 preferred shares of CASI which are redeemable at $1,000 per share. The redemption price and any dividends declared will be paid by CASI only if CASI is successful in selling fertilizer and plant growth products under its pending patents. For each ton of product sold or licensed by CASI, CASI will pay $1 toward redemption of a preference share and $0.34 toward payment of outstanding dividends on the preferred shares. Once $1,000,000 has been paid by CASI towards redemption of the preferred shares, the preferred shares will be fully redeemed and cancelled. Once redeemed, the preferred share dividend will convert to a royalty of $1 per ton of product sold by CASI. The preferred shares will be subordinated to bank debt which CASI will require in order to build its North Carolina plant.

		Pursuant to the terms of the letter of agreement, the sale of CASI was effective January 1, 2001. The net assets of CASI at the date of the disposition is summarized as follows:

	Current assets		$359
	Non-current assets		246,284
			246,643

	Current liabilities		2,106

	Net assets		244,537
	Fair value of proceeds assigned to equity received		1

	Loss on disposal of CASI		$244,536

SUN POWER CORPORATION

(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)
Years ended December 31, 2001 and 2000
For the period November 24, 1994 to December 31, 2001

7.	Fixed assets:

2001	Cost	Accumulated amortization	Net book value

Computer equipment	$7,966	$1,254	$6,712
Office equipment and tools	680	27	653
Tractor	8,654	341	8,313

	$17,300	$1,622	$15,678

2000	Cost	Accumulated amortization	Net book value

Computer equipment	$3,919	$1,772	$2,147

8.	Related party transactions and balances:
(a)	Loans from related parties:
	Loans from related parties consist of the following:

		2001	2000

	Kafus Industries Ltd.	$ -	$904,532
	Cameron Strategic Planning Ltd.	-	352,946
	Mr. Robert L. Novitsky	-	40,323
	Notra Environmental Inc.	-	10,102
	Berkeley Investment Inc.	300,000	8,464
	Kafus Bio-Composites Inc.	-	1,107
	Euro Group	250,000	-
	Mr. Richard Bullock	1,587,218	-

		$2,137,218	$1,317,474

The loans from related parties are non-interest bearing with no specific terms of repayment. On February 6, 2001, Richard Bullock purchased certain indebtedness by the Company from related parties. Subsequent to December 31, 2001, an agreement was made in which the loan from Mr. Bullock is convertible into common shares of the Company (note 14).

(b)	Accounts receivable and other:
	Included in accounts receivable is $25,000 (2000 - nil) receivable from the former parent company of Sunspring.

SUN POWER CORPORATION

(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)
Years ended December 31, 2001 and 2000
For the period November 24, 1994 to December 31, 2001

8.	Related party transactions and balances (continued):
(c)	Accounts payable:
	Included in accounts payable is $101,537 (2000 - nil) payable to a private company controlled by a significant shareholder of the Company.
(c)	Fees:

The Company has been charged administrative, management and consulting fees aggregating $159,000 (year ended December 31, 2000 - $56,898) by certain officers, directors and private companies controlled by them.

9.	Capital stock:
(a)	Issued:

		Number of shares	Value per share	Share capital	Additional paid-in capital

	Issued for cash at inception, November 24, 1994	1,000	$ 0.657	$657	$ -

	Issued and outstanding at all period ends prior to September 30, 1998	1,000		657	-

	Issued during period ended December 31, 1998:
	For investment in CASI	27,058,000	0.01	270,590	-
	For financing fee	500,000	0.01	5,000	-

	Issued and outstanding, December 31, 1998	27,559,000		276,247	-

	Adjustments resulting in an increase in additional paid-in capital:
	Shares cancelled	(3,000)	0.01	(30)	687
	Authorized par value change	-		(657)	-
	Stock based compensation options	-	-	-	222,500

	Issued and outstanding, December 31, 1999 and 2000, carried forward	27,556,000		275,560	223,187

SUN POWER CORPORATION

(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)
Years ended December 31, 2001 and 2000
For the period November 24, 1994 to December 31, 2001

9.	Capital stock:
	(a)	Issued:
			Number of shares	Value per share	Share capital	Additional paid-in capital
		Issued and outstanding, December 31, 1999 and 2000, brought forward	27,556,000		275,560	223,187
		Issued during the period ended December 31, 2001:
		For investment in REC (note 4)	2,000,000	0.01	20,000	-
		For investment in Sunspring (note 3)	2,000,000	0.01	20,000	-
		For stock based compensation (note 9(c))	-	-	-	270,000
		Stock based compensation options	-			75,165

		Issued and outstanding, December 31, 2001	31,556,000		$315,560	$ 568,352
	(b)	Options:
	(i)	1999 Stock Option Plan:

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

In accordance with the Company's accounting policy for its Plan, compensation expense of $222,500 has been recognized in 1999 for its stock options equal to the difference between the market price and exercise price on the date of board approval with an offset to additional paid-in capital. This amount has been included in administrative and other expenses.

	(ii)	2001 Stock Option Plan:

On September 24, 2001, the directors of the Company approved the "2001 Stock Option Plan" (the "Plan"). Generally, the Plan provides for the granting of options to employees, officers, directors, and consultants of the Company. On September 24, 2001, the Company's directors approved the grant of 1,330,000 stock options having an exercise price of $1.70 each and an expiry date of September 24, 2006 to employees, officers, directors and consultants. These options vest as to 25% per annum on each of the first through fourth anniversary of grant in accordance with the Company's stock option plan as may be amended from time to time. No options have been exercised, cancelled or forfeited to December 31, 2001.

SUN POWER CORPORATION

(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)
Years ended December 31, 2001 and 2000
For the period November 24, 1994 to December 31, 2001

9.	Capital stock (continued):
	(b)	Options (continued):
		(ii)	2001 Stock Option Plan (continued):

Of the options granted, 780,000 were to consultants or for consulting services. The fair value of these options for which services have been provided at December 31,2001 of $75,165 has been recorded as an expense in the year ended December 31, 2001.

		Set out below is loss and loss per share information as if the Company had determined compensation expense based on the fair value at the grant date for its employee stock options:

		Loss for the year:
		As reported	$1,116,164
		Pro forma	1,394,642

		Basic and diluted loss per share:
		As reported	$0.04
		Pro forma	0.05

The fair value of stock options granted during 2001 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, risk-free interest rate of 4%, an expected life equal to their maximum term, and a volatility of 97.5%.

As no options were granted in fiscal 2000, no additional pro forma disclosure has been provided.

	(c)	Issuance of shares for non-monetary consideration:

Shares issued to consultants for services rendered (including shares transferred by a principal shareholder), settlement of debt and the acquisition of assets or businesses are recorded based upon the fair market value of the shares at the date of the related agreements to issue the shares.

	(d)	Commitments to issue common shares:
		The Company has committed to issue 25,000 common shares to a consultant to settle accounts payable of $25,000.

SUN POWER CORPORATION

(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)
Years ended December 31, 2001 and 2000
For the period November 24, 1994 to December 31, 2001

10.	Comprehensive income

The Company is required to disclose changes in other comprehensive income, which include gains and losses that affect shareholders' equity but are excluded from net income. The components of comprehensive income to the Company are net loss and changes in the foreign currency cumulative translation adjustment account.

		Year ended December 31, 2001	Year ended December 31, 2000	For the period November 24, 1994 to December 31, 2001

	Comprehensive income (loss): Loss for the period	$ (1,116,164)	$(402,656)	$(2,679,192)
	Currency translation adjustment	2,002	20,658	-

		$ (1,114,162)	$(381,998)	$(2,679,192)

11.	Income taxes:
	Income tax expense differs from that calculated by applying statutory rates to accounting income for the following reasons:

			December 31, 2001	December 31, 2000

	Combined federal and state income tax recoveries at the expected rate of 34% (2000 - 34%)		$184,239	$136,903
	Change in valuation allowance		(184,239)	(136,903)

	Tax expense for the period		$-	$-

	The tax effect of temporary differences that comprise future income tax assets and liabilities are as follows:

			December 31, 2001	December 31, 2000

	Future tax assets:
	Non-capital losses carried forward		$344,253	$937,000
	Valuation allowance		(344,253)	(937,000)

	Net future income tax balance		$-	$-

SUN POWER CORPORATION

(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)
Years ended December 31, 2001 and 2000
For the period November 24, 1994 to December 31, 2001

11.	Income taxes (continued):

The Company has non-capital losses carried forward of $1,012,000 (2000 - $937,000) which are available to reduce future years' income for income tax purposes. These non-capital losses carried forward expire as follows:

2009	$136,000
2010	281,000
2011	595,000

$1,012,000

In assessing the realizability of future tax assets, management considers whether it is more likely than not that all or some portion of the future tax assets will not be realized. The ultimate realization of future tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of future tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The amount of future tax considered realizable could change materially based on future taxable income during the carry forward period of the non-capital losses.

12.	Financial instruments:
(a)	Fair value:

The fair values of financial instruments included in current assets and liabilities (excluding related party amounts) are equal to their carrying values due to their ability for prompt liquidation or the short-term to their settlement.

The fair value of loans from related parties cannot be reasonably estimated due to the nature of the amounts due and their relationship between the liable party and the Company and the lack of a ready independent market for such amounts payable.

(b)	Currency fluctuation risk:

The Company has not entered into any material foreign exchange contracts to minimize or mitigate the effects of foreign exchange fluctuations on the Company's operations or these financial statements. Management does not believe it faces any significant foreign currency fluctuation risk.

SUN POWER CORPORATION

(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)
Years ended December 31, 2001 and 2000
For the period November 24, 1994 to December 31, 2001

13.	Commitments:
(a)

On April 20, 2001, the Company entered into a consulting agreement for administrative, marketing and management services, which expires April 20, 2002. Under the terms of the agreement the consultant, as amended, will receive $5,000 per month plus reimbursement for pre-authorized expenses.

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

(d)

On November 26, 2001, the Company entered into an employment agreement for senior management of REC with Dr. Reed Jensen which expires November 26, 2003. Under the terms of the agreement, Dr. Jensen will receive $10,000 per month and be reimbursed for all reasonable pre-approved expenses.

(e)

On December 15, 2001, the Company entered into a services agreement for investor relations, which expires December 15, 2002. Under the terms of the agreement, the consultant will receive $8,000 per month for the first 12 months and thereafter the fee will be defined by mutual agreement.

	(f)	The Company has agreed to issue 250,000 stock options to the President of REC for which the vesting period, exercise price and term have yet to be determined.

14.	Subsequent event:

On January 9, 2002, the Board approved the conversion of $1,554,562 loan from Mr. Richard Bullock into 1,554,562 Series C preference shares having a stated value of $1 per share. The preference shares have no voting rights, no dividends and are convertible into that number of common shares of the Company that is determined by dividing the stated value of the preference shares by the current market price, as defined, at the time of the conversion.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Please refer to our Current Report on Form 8-K, filed on November 21, 2001 (amended by Form 8-K/A, filed on November 30, 2001) for information with respect to changes in our independent auditors.

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

As at March 1, 2002, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with Sun Power	Age	Date First Elected or Appointed
Andrew Schwab	President, Secretary, Treasurer and Director	51	January 19, 2001 (Director) April 24, 2001 (President, Secretary and Treasurer)
Garry Lavold	Vice President of Engineering and Development and Director	50	October 24, 2001
Milton Datsopoulos	Director and Chairman of the Board	61	December 10, 2001
Joel Dumaresq	Director	37	December 10, 2001
Dana Hansen	Director	44	December 10, 2001
Stuart Jensen	Director	33	December 10, 2001
Dr. Noel Brown	Director	67	December 10, 2001

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Andrew Schwab, President, Secretary, Treasurer and Director

Andrew Schwab became a director of our company on January 19, 2001, and was appointed our President, Secretary and Treasurer on April 24, 2001. Mr. Schwab obtained his Bachelor of Arts from the University of Montreal in 1972. Since 1992, he has provided independent marketing and business consulting services to several public and private companies. These services have focused on the development of joint ventures, the raising of equity, debt and other financings and the identification and development of new business opportunities. Mr. Schwab is also a director of Bishop Resources Inc., a junior natural resource company and Signet Industries Ltd., two Canadian public companies whose shares trade on the Canadian Venture Exchange. Mr. Schwab was a former marketing manager for Garaventa Canada Ltd, a private Swiss manufacturing company where he assisted in the development of new products, sales and licensing and distribution throughout Canada, the United States and world-wide.

Garry Lavold, Director and Vice President of Engineering and Development

Garry Lavold became a director and our Vice President Engineering and Development on October 24, 2001. Mr. Lavold was the Senior Vice President of The Canfibre Group Limited from August 1997 until 2000. Canfibre is a publicly traded company listed on the Canadian Venture Exchange. Mr. Lavold was Vice President of Cypress Energy, the development division of ARB, Inc. in California from January 1996 until July 1997. From July 1992 to January 1996, Mr. Lavold was employed by Novacorp International as Vice President International Pipelines and President of Novacorp Pressure Transport overseeing projects and developments in North America, Africa, Indonesia and Asia. Mr. Lavold is a professional engineer with a Bachelor of Chemical Engineering degree and Masters of Business Administration degree from the University of Alberta. In addition to his positions with our company, Mr. Lavold will act as the interim President of Sunspring, Inc. and the Chief Operating Officer of Renewable Energy Corporation.

Milton Datsopoulos, Director and Chairman of the Board

Milton Datsopoulos became a director of our company on December 10, 2001. Mr. Datsopoulos attended the University of Montana and earned a Bachelor of Arts degree with high honours in 1962 and a law degree with honours in 1965. In 1974, he and Ron MacDonald formed a general practice law firm now known as Datsopoulos, MacDonald & Lind, P.C., a multi-disciplinary firm of eleven attorneys with specialists in criminal, environmental, personal injury, business, railroad and family law. Mr. Datsopoulos is also involved with several local charitable organizations and youth causes, and is also a strong supporter of the University of Montana and is active in local and national politics. Mr. Datsopoulos is a member of the Montana Trial Lawyers Association (a former President and long time Director), the American Bar Association and the Association of Trial Lawyers of America.

Joel Dumaresq, Director

Mr. Dumaresq became a director of our company on December 10, 2001. Mr. Dumaresq is an Investment Banking specialist with over 17 years experience in the capital markets. Mr. Dumaresq, President of Pashleth Investment Ltd., served for over 9 years in various roles with a national investment banking firm. Prior to his position with Pashleth Investment Ltd., Mr. Dumaresq acted as President of Westair Aviaition Inc. a mid-sized regional airline and charter aircraft service. His experience ranges from Mergers and Acquisition related activities to Corporate Finance and Venture Capital services.

Dana Hansen, Director

Mr. Hansen became a director of our company on December 10, 2001. He graduated Cum Laude with a Masters Degree in Organizational Behavior with a minor degree in Japanese from Brigham Young University. He has over 15 years of experience in the site selection, development, re-merchandising and leasing of approximately 15,000,000 square feet of super-regional malls and high-end specialty lifestyle centers in the United States. Mr. Hansen was formerly a Senior Vice President of leasing for Urban Shopping Centers, one of the largest REITs in the industry, based in Chicago. Additionally, he headed up the leasing and consulting for Urban's contract with the King Fahad Foundation of Rihyad, Saudi Arabia, a $400,000,000 mixed use project located in Saudi Arabia. He is currently President of the Aspen Grove Business Improvement District in Littleton, Colorado (an $11,000,000 special improvement district dedicated to the development of a 600,000 square foot mixed use project), a partner with Poag and McEwen Lifestyle Centers (the industry's largest developer of specialty, lifestyle shopping centers), and is President of the Family Time Foundation in Denver, a non profit corporation seeking to strengthen families. Mr. Hansen was one of three "Father of the Year" nominees in Illinois (1999) and is a volunteer in various civic, religious and arts programs in the Denver area.

Stuart Jensen, Director

Mr. Jensen became a director of our company on December 10, 2001. Mr. Jensen is a mechanical engineer with a B.S. degree from Brigham Young University, and an M.S. degree from Stanford University. For the previous eight years, he has been employed at the Idaho National Engineering and Environmental Laboratory in Idaho Falls, Idaho, currently operated under contract to the Department of Energy by Bechtel BWXT Idaho, LLC. As an engineer and group leader, Mr. Jensen is engaged in projects to design, build and operate spent nuclear fuel and high level waste handling systems, and in the development and application of advanced numerical simulation techniques aimed at reducing risk of failure of structural and mechanical systems.

Dr. Noel Brown, Director

Dr. Brown became a director of our company on December 10, 2001. He is the former Director of the United Nations Environment Programme, North American Regional office. Dr. Brown holds a B.A. in Political Science and Economics from Seattle University, an M.A. in International Law and Organization from Georgetown University and a Ph.D. in International Law and Relations from Yale University. He also holds a diploma in International Law from The Hague Academy of International Law. Over the past two decades, Dr. Brown has represented the United Nations Environment Programme at a number of the major international conferences and negotiations on environment and development issues and on international law, including the historic Earth Summit in Rio de Janeiro in 1992. He has initiated numerous innovations in the service of the earth's environmental protection and sustainable development, and is a founding member of the Aspen Global Change Institute, the International Council for Local Environmental Initiatives, and Indigenous Development International.

Dr. Brown currently serves as President of the Friends of the United Nations, a non governmental organization dedicated to advancing the cause of the United Nations by mobilizing public support on its behalf and directing public attention to its major programmes and achievements. He is a fellow of the World Academy of Arts and Sciences, Chairman of the International Institute for Peace through Tourism and Chairman of the Rene Dubos Center for Human Environments. Dr. Brown serves on the Board of Directors of the Climate Institute, the Earth Communications Office, the Rainforest Alliance, MUSE, Film & Television, the Global Rivers Environmental Educational Network (GREEN), Global Education Associates, Trust for the Americas, the International Leadership Development Institute, the Resource Center for the United Nations, International Sea-keepers Society, and Jamaica National Parks Trust Fund.

Dr. Brown has numerous awards acknowledging his service to the environment, including the Lions Club Award, the Friends of the United Nations Award, the Gaia Award, and the Global Education Associates Award for Distinguished Service in Care of the Earth. Dr. Brown is a recipient of the 1998 World Academy of Arts and Science Award for Distinguished Public Service.

Committees of the Board

At a meeting of the board of directors on March 12, 2002, the Chairman of the Board appointed the following directors to committees:

- audit committee: Dr. Noel Brown, Dana Hansen and Joel Dumaresq

- compensation committee: Milton Datsopoulos, Garry Lavold and Joel Dumaresq

- public relations committee: Garry Lavold, Joel Dumaresq and Andrew Schwab

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

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

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

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, with the exception of the following:
Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Andrew Schwab(1)	1	1	Nil
Garry Lavold(1)	1	1	Nil
Milton Datsopoulos(1)	1	Nil	Nil
Joel Dumaresq(1)	1	Nil	Nil
Dana Hansen(1)	1	Nil	Nil
Stuart Jensen(1)	1	Nil	Nil
Dr. Noel Brown(1)	1	Nil	Nil
Jacqueline Swaisland(2)	1	1	Nil
Kenneth Swaisland(2)	1	1	Nil

(1) The named officer and/or director, as applicable, filed a late Form 3 - Initial Statement of Beneficial Ownership.

(2) The named 10% shareholder filed a late Form 3 - Initial Statement of Beneficial Ownership.

Item 10. Executive Compensation.

The following table summarizes the compensation of our president during the last three complete fiscal years. No other officers or directors received annual compensation in excess of $100,000 during the last three complete fiscal years.

		Annual Compensation			Long Term Compensation		Pay- outs
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Securities Under Options/ SAR's Granted	Restricted Shares or Restricted Share Units	LTIP Pay- outs
Andrew Schwab President	2001	Nil	Nil	$39,000(1)	150,000(2)	100,000	Nil
Robert Novitsky,(3) Former President	2000 1999	Nil $45,767(4)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1) Paid pursuant to a consulting agreement dated April 23, 2001, between our company and A. Schwab & Associates Inc., a company owned by Mr. Schwab, that provides our company with consulting services for a fee of $4,000 per month. On September 24, 2001, the consulting agreement was amended to increase the fees payable to $5,000 per month.

(2) On September 24, 2001, Mr. Schwab was granted options to purchase 150,000 common shares in the capital of our company. The options vest six months from the date of grant, are exercisable at a price of $1.70 per share and expire on September 24, 2006.

(3) Mr. Novitsky resigned from his position as our president and as a director on July 7, 2000.

(4) Represents consulting fees. Mr. Novitsky did not receive a salary for serving as the President of our company.

Stock Option Plan

On September 24, 2001, our board of directors approved a Stock Option Plan referred to as the "2001 Stock Option Plan".

We established the 2001 Stock Option Plan to serve as a vehicle to attract and retain the services of key employees and to help them realize a direct proprietary interest in us. The 2001 Plan provides for the grant of up to 5,000,000 non-qualified or incentive stock options. Under the 2001 Stock Option Plan, officers, directors, consultants and employees are eligible to participate. The exercise price of any incentive stock option granted under the 2001 Stock Option Plan may not be less than 100% of the fair market value of our common stock on the date of grant. The exercise price of options granted to an individual whose holdings exceeding 10% of voting power must be at 110% of the fair market value on the date of grant. The aggregate fair market value (determined as of the grant date) of the shares of common stock for which incentive stock options may first become exercisable by an optionee during any calendar year, together with shares subject to incentive stock options first exercisable by the optionee under any of our other plans, cannot exceed $100,000. Shares subject to options under the 2001 Stock Option Plan may be purchased for cash. Unless otherwise provided by the board, an option granted under the 2001 Stock Option Plan is exercisable for a term of ten years (or for a shorter period up to ten years). An option granted to an individual whose holdings exceed 10% of the voting power is exercisable for a term of 5 years. The 2001 Stock Option Plan is administered by the board of directors, which has discretion to determine optionees, the number of shares to be covered by each option, the vesting and exercise schedule, and any other terms of the options. The purchase price and number of shares of each option may be adjusted in certain cases, including stock splits, recapitalizations and reorganizations. The 2001 Stock Option Plan may be amended, suspended or terminated by our board of directors, but no action may impair rights under a previously granted option. Options under the 2001 Stock Option Plan can not be assigned except in the case of death and may be exercised only while an optionee is employed by us, or in certain cases, within a specified period after employment ends. As of December 31, 2001, stock options to acquire an aggregate of 1,330,000 shares of common stock were granted under the 2001 Plan, none of which had expired on or before December 31, 2001.

OPTIONS GRANTED TO OUR NAMED EXECUTIVE OFFICERS
IN THE YEAR ENDED DECEMBER 31, 2001
Name	Number of Shares of Common Stock Underlying Options Granted	% of Total Options Granted to Employees (1)	Exercise or Base Price ($/Share)	Expiration Date
Andrew Schwab(2)	150,000	11.3%	$1.70	September 24, 2006

(1) The total number of options to purchase common shares granted to employees/consultants/officers/directors during the year ended December 31, 2001 was 1,330,000.

(2) On September 24, 2001, Mr. Schwab was granted options to purchase 150,000 common shares in the capital of our company. The options vest six months from the date of grant, are exercisable at a price of $1.70 per share and expire on September 24, 2006.

VALUE OF THE OPTIONS GRANTED TO OUR NAMED EXECUTIVE OFFICERS
IN THE YEAR ENDED DECEMBER 31, 2001
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Shares of Common Stock Underlying Unexercised Options at December 31, 2001 Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at December 31, 2001 Exercisable/ Unexercisable(1)
Andrew Schwab(2)	nil	nil	150,000 / 0	$97,500 / $0

(1) The closing bid price on December 31, 2001 was $2.35 and accordingly the unexercised options as at December 31, 2001 were in the money.

(2) On September 24, 2001, Mr. Schwab was granted options to purchase 150,000 common shares in the capital of our company. The options vest six months from the date of grant, are exercisable at a price of $1.70 per share and expire on September 24, 2006.

Employment/Consulting Agreements

Other than as set out in this annual report, we have not entered into any employment or consulting agreements with any of our current officers, directors or employees.

Effective as of April 23, 2001, we entered into a consulting agreement with A. Schwab & Associates Inc., a company owned by one of our directors and officers Andrew Schwab. Pursuant to this consulting agreement, Andrew Schwab has agreed to provide us with the following services: consulting services for secretarial, accounting, corporate records, regulatory filings and general inquiries; assistance with the identification and evaluation of business opportunities; assistance with our business plan and our short-term strategic plans; development of personnel; and the provision of office space and services for our company on a turnkey basis. We initially agreed to pay A. Schwab & Associates Inc. a fee of $4,000 per month for these services, which payment A. Schwab & Associates Inc. has agreed to defer until we are in a better financial position to pay these fees. The term of the contract is for a period of one year. On September 24, 2001, the consulting agreement was amended to increase the fees paid to A. Schwab & Associates Inc. to $5,000 per month.

On September 15, 2001, we entered into a Services Agreement with Garry Lavold, who became one of our directors on October 24, 2001. Pursuant to the Services Agreement, we agreed to retain Mr. Lavold to act as our engineering consultant and strategic planner to assist us with the development of our commercial products and production facilities, the preparation of budgets and financial models and the management of our technical staff. The Services Agreement will continue for a period of three (3) years and may be extended by mutual agreement thereafter. Under the Services Agreement, Mr. Lavold was appointed to our Board of Directors, and the Board of Directors of both Sunspring, Inc. and Renewable Energy Corporation, and became our Senior Vice President, Engineering and Development. Mr. Lavold will be paid $10,000 per month for the first year of the Services Agreement, although during the initial four months, Mr. Lavold was paid a minimum of $6,000 per month with the balance deferred until we are able to arrange suitable financing. The fee will be reviewed on the six month anniversary of the Services Agreement based on work load and finances. In addition to the monthly fee paid to Mr. Lavold, we agreed to issue 100,000 free trading common shares to Mr. Lavold. We agreed to register the common shares on Form S-8 within 5 months of the date of the Services Agreement. In addition, we agreed to grant options to purchase 150,000 common shares exercisable at a price of $1.00 per share which will vest on the six month anniversary of the Service Agreement, and which will be exercisable for a period of five years.

As part of our acquisition of the shares of Renewable Energy Corporation, Dr. Reed Jensen, the President of Renewable Energy Corporation, entered into an employment agreement with our subsidiary, Renewable Energy Corporation, for a two year term effective November 26, 2001, at a salary of $10,000 per month. Dr. Jensen will initially provide Renewable Energy Corporation with senior management and is responsible for Renewable Energy Corporation's development strategy and the recruitment and retention of staff. During the two year term, on behalf of Renewable Energy Corporation, we agreed to grant Dr. Jensen options to purchase 250,000 common shares in the capital of our company, the vesting provision, exercise price and term of which is yet to be determined.

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

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2001.

We have no formal plan for compensating our directors for services in their capacity as directors although such directors are expected to receive in the future options to purchase shares of common stock as awarded by our compensation committee. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

PRINCIPAL STOCKHOLDERS

The following table sets forth, as of March 1, 2002, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Andrew Schwab President, Secretary, Treasurer and Director 414 Viewcrest Road Kelowna, BC V1W 4J8	253,000 (2) common shares	0.8%
Garry Lavold 1901 Santiago Drive Newport Beach, CA 92660	250,000(3) common shares	0.8%
Milton Datsopoulos 201 W. Main Street Missoula, MT 59802	Nil	Nil
Joel Dumaresq #5-4360 Agar Drive Richmond, BC V7B 1A3	Nil	Nil
Dr. Noel Brown 789 Oenoke Ridge New Cannon, CT 06840	Nil	Nil
Stuart Jensen 2900 Bluebird Lane Idaho Falls, ID 83402	Nil	Nil
Dana Hansen 6646 W. Long Drive Littleton, CO 80123	Nil	Nil
Jacqueline Swaisland 2949 Palmerston Avenue West Vancouver, BC V7V 2X2	8,000,000 common shares	25.4%
Kenneth Swaisland 2949 Palmerston Avenue West Vancouver, BC V7V 2X2	12,750,000(4) common shares	38.0%
Solar Energy Limited 112C Longview Drive Los Alamos, NM 87544	2,000,000 common shares	6.3%
Renewable Energy Limited 112C Longview Drive Los Alamos, NM 87544	2,000,000 common shares	6.3%
Directors and Executive Officers as a Group	503,000 common shares(5)	1.6%

(1) Based on 31,556,000 shares of common stock issued and outstanding as of March 1, 2002. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2) 100,000 of the shares beneficially owned by Mr. Schwab are owned by A. Schwab and Associates, a company controlled by Mr. Schwab. Includes 150,000 options exercisable within 60 days. 3,000 of the shares beneficially owned by Mr. Schwab are in street name.

(3) Includes 150,000 options exercisable within 60 days.

(4) 3,000,000 of the shares beneficially owned by Mr. Swaisland are registered in the name of Avion Holdings Inc., a company controlled by Mr. Swaisland. Includes 750,000 options exercisable within 60 days.

(5) Includes 300,000 options exercisable within 60 days.

Item 12. Certain Relationships and Related Transactions.

Except as otherwise indicated below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

On April 12, 2001, our board of directors agreed to retain the advisory services of The Samarac Corporation Ltd. to act as our international strategic planner and to assist us in securing new business opportunities and further development of corporate matters, commencing April 1, 2001 for a term of 2 years. As noted, The Samarac Corporation is controlled by Ken Swaisland, who is a controlling shareholder of our company. Samarac will be paid a monthly fee equal to $10,000 for the first year, to be renegotiated at the end of the first year for successive terms. In the event that we lack sufficient funds to make timely monthly payments, Samarac has agreed to accrue debt until such time as payment may be made by way of cash, exchange for shares or other such means as may be mutually acceptable to both parties. Samarac is to be paid for all reasonable personal expenses incurred in the course of business on behalf of our company, as pre-approved by management. The agreement may be terminated at any time after 12 months by resolution of our board of directors. The allocation of finder's fee warrants and employee incentive stock options may from time to time be negotiated as success fees against future achievement milestones, including but not limited to, the completion of new business acquisitions, financing for working capital requirements and the receipt of first revenues.

Effective as of April 23, 2001, we entered into a consulting agreement with A. Schwab & Associates Inc., a company owned by one of our directors and officers Andrew Schwab. Pursuant to this consulting agreement, Andrew Schwab has agreed to provide us with consulting services which will include advising our board on our daily operations and activities; assisting and advising us with the identification and evaluation of potential business opportunities and business combinations; assisting and reviewing a long-term business plan and a short-term strategic plan; advising with respect to the recruitment and development of personnel; and providing our company with office space and services on a turnkey basis. We have agreed to pay A. Schwab & Associates Inc. a fee of $4,000 per month for these services, which payment A. Schwab & Associates Inc. has agreed to defer until we are in a position to pay these fees. The term of the contract is for a period of one year. On September 24, the consulting agreement was amended to increase the fees paid to A. Schwab & Associates Inc. to $5,000 per month.

On September 15, 2001, we entered into a Services Agreement with Garry Lavold, who became one of our directors and our Vice President Engineering and Development on October 24, 2001. Pursuant to the Services Agreement, we agreed to retain Mr. Lavold to act as our engineering consultant and strategic planner to assist us with the development of our commercial products and production facilities, the preparation of budgets and financial models and the management of our technical staff. The Services Agreement will continue for a period of three (3) years and may be extended by mutual agreement thereafter. Under the Services Agreement, Mr. Lavold was appointed to our Board of Directors, and the Board of Directors of both Sunspring, Inc. and Renewable Energy Corporation, and became our Senior Vice President, Engineering and Development. Mr. Lavold will be paid $10,000 per month for the first year of the Services Agreement, although during the initial four months, Mr. Lavold will be paid a minimum of $6,000 per month with the balance deferred until we are able to arrange suitable financing. The fee will be reviewed on the six month anniversary of the Services Agreement based on work load and finances. In addition to the monthly fee paid to Mr. Lavold, we agreed to issue 100,000 free trading common shares to Mr. Lavold. We agreed to register the common shares on Form S-8 within 5 months of the date of the Services Agreement. In addition, we agreed to grant options to purchase 150,000 common shares exercisable at a price of $1.00 per share which will vest on the six month anniversary of the Service Agreement, and which will be exercisable for a period of five years.

On October 18, 2001, we received a loan in the amount of $300,000 from Berkeley Investment Inc., a company controlled by Richard Bullock, who was formerly a controlling shareholder of our company. On December 27, 2001, we received a loan in the amount of $250,000 from Euro Group a company controlled by Richard Bullock, who was formerly a controlling shareholder of our company. Subsequent to the year end, we approved the conversion of $1,554,562 in debts owed to Mr. Bullock into 1,554,562 Series C preference shares. The preference shares have no voting rights, no dividends and are convertible to common shares in the capital of our company on a mutually acceptable basis.

Item 13. Exhibits and Reports on Form 8-K.

REPORTS ON FORM 8-K

On November 7, 2001, we filed a current report on Form 8-K announcing our name change from "Hyaton Organics Inc." to "Sun Power Corporation", effective November 1, 2001.

On November 14, 2001, we filed a current report on Form 8-K regarding an agreement between our company and Dr. Joe Ru He Zhao to purchase all of the shares of Tri-Y Enterprises Ltd., a British Columbia company that owns certain technology that is used in municipal and industrial wastewater and tap water treatment systems and equipment. Pursuant to the agreement, we agreed to acquire all of Tri-Y's shares in exchange for 250,000 shares of our capital stock and 750, 000 of our preferred preferred shares (these preferred shares will have a deemed value of $1.00 per share). Completion of this acquisition was subject to receipt and approval by our company of a satisfactory 90-day budget and business plan for Tri-Y and the completion of certain due diligence, as well as formal documentation, regulatory, shareholder and Board of Director approval. Following the completion of certain due diligence, we decided not to go forward with the acquisition of all of the shares of Tri-Y Enterprises Ltd. Also included in the Form 8-K filed on November 14, 2001, was information pertaining to an agreement dated November 5, 2001 between our company and H2O Relief Management Inc., pursuant to which H2O Relief Management Inc. agreed to assign to our company a Manufacturing and Distribution License Agreement between H2O Relief Management Inc., as licensee and Tri-Y Enterprises Ltd., as licensor. Following the completion of certain due diligence, and as our agreement with Tri-Y Enterprises Ltd. did not go ahead, we decided not to go forward with the agreement between our company and H2O Relief Management Inc.

On November 21, 2001, we filed a current report on Form 8-K announcing the termination and subsequent reinstatement of our principal accountant, KPMG LLP. On July 19, 2001, KPMG LLP was terminated as our principal accountant. New principal accountants were not appointed at the time of termination and KPMG LLP was subsequently reappointed as our principal accountant shortly after their termination. On November 30, 2001, we filed a Form 8-K/A with respect to KPMG LLP's reappointment as our principal accountant.

On December 12, 2001, we filed a current report on Form 8-K announcing the completion of the formal share exchange with Solar Energy Limited, a public company listed on the OTC Bulletin Board, and three of its subsidiaries, as first announced July 13, 2001. Under the terms of the share exchange agreements, Sun Power acquired 100% of the shares of two private companies: Sunspring, Inc. (SUNS) and Renewable Energy Corporation. Sunspring, Inc. is a Nevada corporation with licenses to a portfolio of unique solar driven water desalination and pumping technology, and Renewable Energy Corporation is a New Mexico corporation with an exclusive license to proprietary solar energy technology that will enable it to produce liquid fuels, hydrogen and electricity from CO2.

In exchange for the shares of Sunspring, Inc., we issued 2,000,000 shares of our common stock and 8,000,000 shares of our convertible Series A Preferred Stock to Solar Energy Limited. Each share of our Series A Preferred Stock is entitled to one-half of a vote and earns interest at six percent, payable quarterly only out of cash flow generated by Sunspring, Inc. The Series A Preferred Stock is convertible in to common stock between January 25, 2003 and November 26, 2004, at a conversion price equal to the ten-trading day average price per share for our common shares on the last trade (sale) of the day on the OTCBB for the ten-trading day period ending on the date of conversion, with a minimum floor price of $2.00 per share and a ceiling price of $4.00 per share.

In exchange for the shares of Renewable Energy Corporation, we issued 2,000,000 shares of our common stock and 8,000,000 shares of our convertible Series B Preferred Stock to Renewable Energy Limited (REEL). Each share of our Series B Preferred Stock is entitled to one-half of a vote and earns interest at six percent, payable quarterly only out of cash flow generated by Renewable Energy Corporation. The Series B Preferred Stock is convertible in to common stock between January 25, 2003 and November 26, 2004, at a conversion price equal to the ten-trading day average price per share for our common shares on the last trade (sale) of the day on the OTCBB for the ten-trading day period ending on the date of conversion with a minimum floor price of $2.00 per share and a ceiling price of $4.00 per share.

As part of our acquisition of the shares of Renewable Energy Corporation, Dr. Reed Jensen, the President of Renewable Energy Corporation, entered into an employment agreement with Renewable Energy Corporation for a two year term commencing November 26, 2001 at a salary of $10,000 per month.

We also announced that Milton Datsopoulos, Joel Dumaresq, Dana Hansen, Stuart Jensen and Dr. Noel Brown were appointed to our board of directors and that Gordon Robinson resigned as a director of our company.

FINANCIAL STATEMENTS FILED AS PART OF THE ANNUAL REPORT:
Independent Auditors' Report, dated March 26, 2002
Consolidated Balance Sheets as at December 31, 2001 and 2000
Consolidated Statements of Operations and Deficits for the years ended December 31, 2001 and 2000 and for the period from November 24, 1994 (inception) to December 31, 2001
Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000 and for the period from November 24, 1994 (inception) to December 31, 2001
Notes to the Consolidated Financial Statements

EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

Exhibit Number and Description

(2) Plan of purchase, sale, reorganization, arrangement, liquidation or succession

2.1 Plan and Agreement of Reorganization, dated November 2, 1998, between Hyaton and Kafus Environmental Industries Ltd. (incorporated by reference from our Registration Statement on Form 10-SB on October 28, 1999)

(3) Articles of Incorporation/Bylaws

3.1 Amended and Restated Articles of Incorporation, filed April 30, 1999 (incorporated by reference from our Registration Statement on form 10-SB filed on October 28, 1999)

3.2 Amended and Restated Bylaws (incorporated by reference from our Registration Statement on Form 10-SB filed on October 28, 1999)

3.3 Certificate of Amendment to Articles of Incorporation, filed October 20, 1999 (incorporated by reference from our Registration Statement on Form 10-SB filed on October 28, 1999)

3.4 Certificate of Amendment to Articles of Incorporation, filed November 1, 2001 (incorporated by reference from our Form 10-QSB filed on November 14, 2001)

(10) Material Contracts

10.1 Agreement and Plan of Share Exchange between Hyaton Organics Inc., Renewable Energy Corporation and Renewable Energy Limited, dated October 19, 2001 (incorporated by reference from our Form 10-QSB Quarterly Report filed November 14, 2001)

10.2 Agreement and Plan of Share Exchange between Hyaton Organics Inc., Sunspring, Inc. and Solar Energy Limited, dated October 19, 2001(incorporated by reference from our Form 10-QSB Quarterly Report filed November 14, 2001)

10.3 Offer to Purchase Agreement between Dr. Joe Ru He Zhao and Sun Power Corporation, dated November 5, 2001 (incorporated by reference from our Form 10-QSB Quarterly Report filed November 14, 2001)

10.4 Offer to Purchase Agreement between H2O Relief Management Inc. and Sun Power Corporation, dated November 5, 2001 (incorporated by reference from our Current Report on Form 8-K filed on November 14, 2001)

10.5 Share Purchase Agreement dated December 18, 2001 between Kenneth F. Swaisland and A. Richard Bullock (incorporated by reference from our Current Report on Form 8-K filed on January 16, 2002)

10.6 Promissory Note from Kenneth F. Swaisland to A. Richard Bullock dated December 18, 2001 for $8,800,000 (incorporated by reference from our Current Report on Form 8-K filed on January 16, 2002)

10.7 Share Purchase Agreement dated December 18, 2001 between Avion Holdings Inc. and A. Richard Bullock (incorporated by reference from our Current Report on Form 8-K filed on January 16, 2002)

10.8 Promissory Note from Avion Holdings Inc. to A. Richard Bullock dated December 18, 2001 for $636,456 (incorporated by reference from our Current Report on Form 8-K filed on January 16, 2002)

10.9 Promissory Note from Avion Holdings Inc. to A. Richard Bullock dated December 18, 2001 for $2,663,544 (incorporated by reference from our Current Report on Form 8-K filed on January 16, 2002)

10.10 Share Purchase Agreement dated December 18, 2001 between Jacqueline M. Swaisland and A. Richard Bullock (incorporated by reference from our Current Report on Form 8-K filed on January 16, 2002)

10.11 Promissory Note from Jacqueline M. Swaisland to A. Richard Bullock dated December 18, 2001 for $8,800,000 (incorporated by reference from our Current Report on Form 8-K filed on January 16, 2002)

10.12 Services Agreement between Hyaton Organics Inc. and Garry Lavold, dated September 15, 2001

10.13 Employment Agreement between Renewable Energy Corp. and Dr. Reed Jensen, dated November 26, 2001

10.14 Technology License Agreement between Reed Jensen and Renewable Energy Corp., dated November 26, 2001

10.15 Technology License Agreement between Melvin Prueitt, Leslie Speir, Stanley Prueitt and Sunspring, Inc. (SUNS), dated November 26, 2001

10.16 Technology License Agreement between Reed Jensen and Sunspring, Inc. (SUNS), dated November 26, 2001

10.17 Technology License Agreement between Melvin Prueitt and Sunspring, Inc. (SUNS), dated November 26, 2001

10.18 Services Agreement between Hyaton Organics Inc. and The Samarac Corporation, dated April 15, 2001

10.19 Services Agreement between Sun Power Corporation and Venture Markets Capital Corp., dated December 15, 2001

(21) Subsidiaries

21.1 Sunspring, Inc.

21.2 Renewable Energy Corp.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN POWER CORPORATION

/s/ Andrew Schwab
By: Andrew Schwab, President, Secretary,
Treasurer and Director
Date: March 28, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures

/s/ Andrew Schwab
By: Andrew Schwab, President, Secretary,
Treasurer and Director
Date: March 28, 2002

/s/ Garry Lavold
By: Garry Lavold, Director
Date: March 28, 2002

/s/ Milton Datsolpoulos
By: Milton Datsopoulos, Director
Date: March 28, 2002

/s/ Joel Demaresq
By: Joel Demaresq, Director
Date: March 28, 2002

/s/ Dana Hansen
By: Dana Hansen, Director
Date: March 28, 2002

/s/ Stuart Jensen
By: Stuart Jensen, Director
Date: March 28, 2002

/s/ Dr. Noel Brown
By: Dr. Noel Brown, Director
Date: March 28, 2002