Form 10QSB
period 2002-03-31
SUN POWER CORP
filed 2002-05-15
CIK 1097805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 000-27853

SUN POWER CORPORATION (Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	86-0913555 (I.R.S. Employer Identification No.)
112c Longview Drive Los Alamos, New Mexico 87544 (Address of principal executive offices)
800.537.4099 (Issuer's telephone number)

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

31,556,000 common shares, par value $0.01 as at May 7, 2002

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Consolidated Financial Statements

(Expressed in United States dollars)

sun power corporation

(Formerly Hyaton Organics Inc.)

(A Development Stage Enterprise)

Three month period ended March 31, 2002 and 2001

Period from inception on November 24, 1994 to March 31, 2002

Sun Power Corporation
(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)

Consolidated Balance Sheets
(Expressed in United States dollars)

	March 31,	December 31,
	2002	2001
	(unaudited)

Assets

Current assets:
Cash	$43,808	$217,830
Accounts receivable and other	100	25,100
Prepaids and deposits	50,000	19,286
Deferred charges	54,766	-
Total current assets	148,674	262,216

Investment	1	1

Fixed assets	38,896	15,678

Patents, net of accumulated amortization of $937 (December 31, 2001 - $246)	42,647	36,849

Total assets	$230,218	$314,744

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$375,055	$261,315
Accrued liabilities	12,300	39,706
Promissory note (note 2)	25,500	-
Loans (note 3)	838,721	2,137,218
	1,251,576	2,438,239

Redeemable preference shares	160,000	160,000

Stockholders' deficiency:
Capital stock (notes 3 and 4):
Authorized:
100,000,000 common shares with a par value of $0.01
25,000,000 preference shares with a par value of $0.01
Issued:
31,556,000 common shares	315,560	315,560
1,554,562 preference shares	1,554,562	-
Additional paid-in capital (note 4(a))	917,498	568,352
Deficit accumulated during the development stage	(3,968,978)	(3,167,407)
Total stockholders' deficiency	(1,181,358)	(2,283,495)

Total liabilities and stockholders' deficiency	$230,218	$314,744

Future operations (note 1(a))
Commitment (note 6)

See accompanying notes to interim consolidated financial statements.
Sun Power Corporation
(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)

Consolidated Statements of Operations and Deficit
(Unaudited)
(Expressed in United States dollars)

			Period from
			inception on
	Three month	Three month	November 24,
	period ended	period ended	1994 to
	March 31,	March 31,	March 31,
	2002	2001	2002

Revenue	$-	$-	$88,134

Expenses:
Consulting fees	263,749	-	1,486,609
Professional fees	96,134	8,871	530,937
Product research and development costs	95,841	-	503,295
Travel and administrative and other expenses	76,241	281	530,861
Interest	56,300	-	56,300
Amortization	3,612	106	6,665
	591,877	9,258	3,114,667

Loss before undernoted	(591,877)	(9,258)	(3,026,533)

Loss on disposal of Camden-Agro Systems Inc.	-	(244,536)	(244,536)

Loss for the period	(591,877)	(253,794)	(3,271,069)

Deficit accumulated during the development
stage, beginning of period	(3,167,407)	(1,833,618)	-

Charge to deficit	-	-	(488,215)

Deemed dividends on preferred stock	(209,694)	-	(209,694)

Deficit accumulated during the development
stage, end of period	$(3,968,978)	$(2,087,412)	$(3,968,978)

Basic and diluted loss per share	$(0.03)	$(0.01)	$(0.15)
Weighted average number of shares
outstanding	31,556,000	27,556,000	22,984,388

See accompanying notes to interim consolidated financial statements.
Sun Power Corporation
(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in United States dollars)

			Period from
			inception on
	Three month	Three month	November 24,
	period ended	period ended	1994 to
	March 31,	March 31,	March 31,
	2002	2001	2002

Cash flows from (used in) operating activities:
Loss for the period	$(591,877)	$(253,794)	$(3,271,069)
Items not involving the use of cash:
Amortization	3,612	106	6,665
Stock based compensation	139,452	-	766,867
Shares issued as a financing fee	-	-	5,000
Loss on disposal of CASI	-	244,536	244,536
Amortization of deferred charges	18,000	-	18,000
Changes in non-cash operating working capital:
Accounts receivable and other	25,000	(100)	9,093
Prepaids and deposits	(30,714)	-	(50,000)
Accounts payable	113,739	6,508	307,891
Accrued liabilities	(27,406)	-	12,300
	(350,194)	(2,744)	(1,950,717)

Cash flows used in investing activities:
Capital expenditures	(32,628)	-	(36,485)
Cash on disposal of CASI	-	(208)	(208)
Cash of acquired business	-	-	107,568
Advances to Sunspring and REC prior to acquisition	-	-	(175,000)
	(32,628)	(208)	(104,125)

Cash flows provided by financing activities:
Promissory note	25,500	-	25,500
Issuance of common shares	-	-	657
Loans	183,300	2,644	2,053,061
	208,800	2,644	2,079,218

Effect of exchange rate changes on foreign
currency cash balances	-	-	19,432

Increase (decrease) in cash	(174,022)	(308)	43,808

Cash, beginning of period	217,830	308	-

Cash, end of period	$43,808	$-	$43,808

Sun Power Corporation
(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows, Continued
(Unaudited)
(Expressed in United States dollars)

			Period from
			inception on
	Three month	Three month	November 24,
	period ended	period ended	1994 to
	March 31,	March 31,	March 31,
	2002	2001	2002

Supplementary information:
Interest paid	$-	$-	$-
Income taxes paid	-	-	-
Non-cash transactions:
Issuance of common shares:
For investment in Camden Agro-Systems Inc.	-	-	270,590
As a financing fee	-	-	5,000
On acquisition of Sunspring	-	-	20,000
On acquisition of REC	-	-	20,000
Stock based compensation	-	-	627,400
Issuance of preference shares:
On acquisition of Sunspring	-	-	80,000
On acquisition of REC	-	-	80,000
For retirement of debt	1,554,562	-	1,554,560
Deemed dividends on preferred shares	209,694	-	209,694

See accompanying notes to interim consolidated financial statements.

sun power corporation

(Formerly Hyaton Organics Inc.)

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Three month period ended March 31, 2002 and 2001
Period from inception on November 24, 1994 to March 31, 2002

1.	Nature and continuance of operations:

Sun Power Corporation (formerly Hyaton Organics Inc.) ("Sun Power") was incorporated pursuant to the laws of the State of Nevada on August 20, 1996. It is listed on the National Association of Securities Dealers Over-The-Counter Bulletin Board under the symbol "SNPW". Commencing November 2, 1998, Sun Power held a 90% investment in Camden Agro-Systems Inc. ("CASI"), a Canadian company, as its sole asset. Prior to that date Sun Power was inactive. Effective December 31, 2001, Sun Power holds a 100% interest in Sunspring, Inc. ("Sunspring") and Renewable Energy Corp. ("REC").

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

In the opinion of management, these interim consolidated financial statements reflect all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at March 31, 2002 and for the periods ended March 31, 2002 and 2001.

Interim results of the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year as a whole or for any other period. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2001.

	(a)	Future operations:

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses, is in default of repaying a promissory note and has not generated profitable operations since inception. In addition, at March 31, 2002, the Company has a working capital deficiency of $1,102,902 and a stockholders' deficiency of $1,181,358. During the 12 months following the closing of the acquisition of Sunspring and REC, the Company has also agreed to provide, pursuant to an agreed upon budget, at least $150,000 during each 90 day period thereafter for use as working capital to both Sunspring and REC.

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

(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Three month period ended March 31, 2002 and 2001
Period from inception on November 24, 1994 to March 31, 2002

1.	Nature and continuance of operations:
(a)	Future operations (continued):

The Company's future capital requirements will depend on many factors, including cash flow from operations, progress in developing technologies and new prototypes and commercial applications, competition and market developments and an ability to successfully market water desalination and hydrogen production systems. The Company's recurring operating losses and growing working capital needs will require additional capital to operate the business before it can be established that our new businesses will generate significant revenue. The Company does not have sufficient funds on hand to continue the development of the newly acquired technologies and the prototypes that have recently been completed utilizing the Sunspring and REC technologies. The Company will depend almost exclusively on outside capital to pay for the continued development of its technologies and prototypes. Such outside capital may include the sale of additional stock and/or commercial borrowing. There can be no assurance that capital will continue to be available if necessary to meet these continuing development costs or, if the capital is available, it will be on terms acceptable to the Company.

If the Company is unable to achieve these objectives, it may be obligated to liquidate certain assets in settlement of liabilities and the value achieved on settlement may be less than the assets' carrying values.

2.	Promissory note:
The promissory note is due April 4, 2002, bears interest at 2% per annum and is without security. The promissory note was amended and the note is now due on July 4, 2002.

3.	Loans:
Loans consist of the following:

		March 31,	December 31,
		2002	2001
(unaudited)

	Euro Group	$ 735,000	$ 550,000
	Mr. Richard Bullock	103,721	1,587,218

		$ 838,721	$ 2,137,218

sun power corporation

(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Three month period ended March 31, 2002 and 2001
Period from inception on November 24, 1994 to March 31, 2002

3.	Loans (continued):

The loans beginning December 31, 2001 accrue interest at 20% per annum and are due one year from date of loan. If the loans are not repaid at maturity, a 25% penalty payable in common stock will be incurred. A finder's fee of $72,766 payable in cash or common stock has been accrued with respect to these loans.

On January 9, 2002, the Board approved the conversion of $1,554,562 loan from Mr. Richard Bullock into 1,554,562 Series C preference shares having a stated value of $1 per share. The preference shares have no voting rights and no dividends. The conversion price is to be based on the average ten trading day price of the Company's common shares on the date of conversion, at a minimum floor of $2 per common share and a ceiling price of $4 per common share.

4.	Capital stock:
	(a)	Issued:

		Number of shares	Share capital	Additional paid-in capital

	Issued and outstanding, December 31, 2001	31,556,000	$ 315,560	$ 568,352

	Stock-based compensation - options	-	-	139,452

	Deemed dividends on preferred stock	-	-	209,694

	Issued and outstanding, March 31, 2002	31,556,000	$ 315,560	$ 917,498
	(b)	2002 Stock Option Plan:

On March 28, 2002, the directors of the Company approved the "2002 Stock Option Plan" (the "Plan"). Generally the Plan provides for the granting of options to employees, officers, directors and consultants of the Company. The Plan is authorized to grant options to acquire up to a total of 5,000,000 common shares providing that at no time shall the total number of common shares issuable upon exercise of all outstanding common shares. These options vest as to 25% per annum on each of the first through fourth anniversary of grant in accordance with the Company's stock option plan as may be amended from time to time. No options have been issued under the 2002 stock option plan to March 31, 2002.

	(c)	2001 Stock Option Plan:

During fiscal 2001, 780,000 options were granted to consultants or for consulting services. The fair value of these options for which services have been provided at March 31, 2002 of $75,165 has been recorded as an expense in the period ended March 31, 2002.

sun power corporation

(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Three month period ended March 31, 2002 and 2001
Period from inception on November 24, 1994 to March 31, 2002

4.	Capital stock (continued):
	(d)	Commitments to issue common shares:
The Company has committed to issue 25,000 common shares to a consultant to settle accounts payable of $25,000.
	(e)	Preferred stock offerings:

Certain of the Preferred shares were issued in settlement of an outstanding loan at a price that was less than the market price of the Company's common shares on the date of agreement for issuance. The difference represents a beneficial conversion feature attached to the Preferred Shares. The discount resulting from the allocation of the proceeds to the beneficial conversion feature of $209,694 is being recorded as a dividend or return to the preferred shareholders.

5.	Comprehensive income:

The Company is required to disclose changes in other comprehensive income, which include gains and losses that affect shareholders' equity but are excluded from net income. The components of comprehensive income to the Company are net loss and changes in the foreign currency cumulative translation adjustment account. Loss and comprehensive loss are the same for the three month periods ending March 31, 2002 and 2001.

6.	Commitments:
(a)

On April 20, 2001, the Company entered into a consulting agreement for administrative, marketing and management services, which expired April 20, 2002. Under the terms of the agreement the consultant, as amended, will receive $5,000 per month plus reimbursement for pre-authorized expenses.

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

(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Three month period ended March 31, 2002 and 2001
Period from inception on November 24, 1994 to March 31, 2002

6.	Commitments (continued):
(d)

On November 26, 2001, the Company entered into an employment agreement for senior management of REC with Dr. Reed Jensen which expires November 26, 2003. Under the terms of the agreement, Dr. Jensen will receive $10,000 per month and be reimbursed for all reasonable pre-approved expenses.

(e)

On December 15, 2001, the Company entered into a services agreement for investor relations, which expires December 15, 2002. Under the terms of the agreement, the consultant will receive $8,000 per month for the first 6 months and thereafter the fee will be defined by mutual agreement.

	(f)	The Company has agreed to issue 250,000 stock options to the President of REC for which the vesting period, exercise price and term have yet to be determined.
(g)

Effective January 1, 2002, the Company entered into a services agreement for business development under the terms of the agreement, the consultant will receive $14,700 per month and be issued certain common shares and stock options, if any, on terms yet to be determined.

Item 2. Management's Plan of Operation.

FORWARD-LOOKING STATEMENTS

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

As used in this quarterly report, the terms "we", "us", "our", and "Sun Power" mean Sun Power Corporation and its wholly-owned subsidiaries, Sunspring, Inc. (SUNS) and Renewable Energy Corporation unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors".

General

We are a Nevada corporation formed on August 20, 1996 under the name "Hayoton Company Incorporated" as a management company for resorts and hotel properties. On September 24, 1996, we changed our name from "Hayoton Company Incorporated" to "Hyaton Company Incorporated" and then to "Hyaton Organics Inc." on October 21, 1999. On November 1, 2001, we changed our name to "Sun Power Corporation".

We were operating as a development stage company without an operating business until we acquired 100% of the shares of Sunspring, Inc., a Nevada company, and Renewable Energy Corporation, a New Mexico company, on December 10, 2001. Sunspring, Inc. focuses on the production of potable water from brackish water and from sea water using solar energy to operate reverse-osmosis desalination plants. The technology licensed to Sunspring, Inc. will enable Sunspring, Inc. to collect and use solar energy to drive pumps and expanders to push water through conventional reverse osmosis equipment. Renewable Energy Corporation focuses on the production of liquid fuels, hydrogen and electricity from carbon dioxide.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations, including the discussion of liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments. Actual results could differ from the estimates. We believe the following accounting policy requires significant judgment in the preparation of the consolidated financial statements.

Our consolidated financial statements have been prepared on the going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. If we were not to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. As described elsewhere in this report, at March 31, 2002, there are certain conditions that currently exist that raise substantial doubt about the validity of this assumption. While we anticipate raising additional private placement funds to remove the substantial doubt, these private placements are not assured. Failure to raise additional funds may result in the curtailing of our operations or writing our assets and liabilities down to liquidation values, or both.

Plan of Operation

Effective January 1, 2002, we engaged David Saltman as our Senior Vice-President of Business Development to assist us in the development and commercialization of our technologies pursuant to an informal letter agreement dated December 12, 2001. Our agreement with Mr. Saltman is subject to the parties entering into a formal agreement that will provide for a three year term, a monthly salary of $14,700, the issuance of 100,000 shares of our common stock and 400,000 stock options.

Sunspring, Inc.

Our plan of operation over the year ending March 31, 2003 includes the construction and testing of an advanced prototype of reverse osmosis desalination system, designed to filter 20,000 gallons of brackish well water per day. The solar collectors for this unit will be approximately 100 square meters. The total estimated cost of this work is projected at $500,000. Once the advanced prototype is finalized, we will deliver a working unit appropriate for a small village or a resort hotel. It is intended to prove out all cost components, from the fixed costs of equipment to operating and maintenance requirements, thus demonstrating the commercial viability of the technology. The actual scope of work for this phase includes the following:

- design and produce full-scale MECH expander, pumps and recover unit;

- design, source and construct large SOLAWATT solar collector arrays;

- source existing reverse osmosis and membrane filtration sub-systems;

- construct entire Sunspring Inc desalination system, run and test all components; and

- modify system for durability and optimization, verifying economic assumptions.

Renewable Energy Corporation

The first project, which is expected to be completed within 12 to 16 months from the date of this quarterly report, involves improving the current prototype at a cost of $975,000 and will concentrate on the following:

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

The second project, which is expected to be completed within 12 months from the date of this quarterly report, involves constructing a 40m2 solar collector dish at a cost of approximately $395,000. In addition to installing a pointing and tracking system, we anticipate that we will gain experience with building a larger scale system, explore scaling issues, such as the sizing and manufacturing of the dish and install a boiler system to produce electricity-generation quality steam.

The third project, which is expected to be completed within 16 to 24 months from the date of this quarterly report, involves the construction of two fully integrated, 100m2 commercial-scale versions of the Solarec system at a cost of approximately $650,000. One dish will be manufactured by Sun Power and the other purchased from a commercial vendor. Reliability and cost data will be compared to determine whether it is best to build or buy the dishes. The units will be full demonstration units able to produce hydrogen/methanol, oxygen and steam in the correct quantity and efficiency.

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

Cash Requirements

We anticipate that we will require approximately $2.5 million over the twelve months ending March 31, 2003 for the development of the technologies of Sunspring, Inc. and Renewable Energy Corporation and the testing of prototypes to ensure the commercial viability of the technology licensed to Sunspring Inc. and Renewable Energy Corporation. The estimate of $2.5 million is based upon estimates prepared by the management of each of Sunspring, Inc. and Renewable Energy Corporation.

Product Research and Development

We anticipate that we will spend approximately $2.5 million over the twelve months ending March 31, 2003 on the research and development of the technologies of Sunspring and Renewable Energy Corporation. For the 90 day period immediately following the closing of the Sunspring and the Renewable Energy Corporation acquisitions, being March 10, 2002, we directly advanced $297,000 in initial working capital for use in the development of Sunspring's and Renewable Energy Corporation's respective technologies. For each 90 day period thereafter, until the first anniversary of the closing date, we are required to provide working capital equal to a minimum of $150,000 for Sunspring and a minimum of $150,000 for Renewable Energy Corporation, in each case pursuant to an agreed upon budget.

Purchase of Significant Equipment

We anticipate expending approximately $400,000 in equipment related to Sunspring, Inc.'s water desalination technology and $500,000 in equipment related to Renewable Energy Corporation's technology related to the recycling of carbon dioxide to fuel using focused ultraviolet and visible energy from the sun over the twelve months ending March 31, 2003.

Employees

Over the twelve months ending March 31, 2003, we anticipate an increase in the number of employees we retain now that we have finalized the acquisitions of Sunspring, Inc. and Renewable Energy Corporation. Such an increase in the number of employees may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we ultimately retain, if any.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

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

We incurred a consolidated loss for the year ended December 31, 2001 of $1,116,164 and a loss of $591,877 for the three months ended March 31, 2002. Although we anticipate that we will be able to generate revenues in the future, we also expect development costs and operation costs to increase as well. Consequently, we expect to incur operating losses and negative cash flow until:

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

These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditor's opinion on the December 31, 2001 consolidated audited financial statements, which form part of this quarterly report. The consolidated financial statements do not include any adjustments as a result of this uncertainty. To the extent that such expenses are not followed by revenues in a timely manner, our business, results of operations, financial condition and prospects would be materially adversely affected.

WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO ESTABLISH OUR BUSINESS.

We incurred a cumulative net loss for the period from November 24, 1994 (inception) to March 31, 2002 of $3,271,069. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

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

TRANSITION FROM PROTOTYPE TO COMMERCIAL PRODUCT.

Although Sunspring, Inc. and Renewable Energy Corporation have recently completed the construction and successful testing of proof of theory prototypes that harness the power of the sun to desalinate water and recycle carbon dioxide to fuel using focused light from the sun respectively, there is no guarantee that we can transition these proof of theory prototypes into effective or commercially feasible and competitive processes.

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

NEED FOR ADDITIONAL FINANCING.

We anticipate that we will require approximately $2.5 million in additional financing over the year ended March 31, 2003. We will likely secure any additional financing necessary through the further issuance of our equity securities or by debt financing. There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. Although we believe that we have funds sufficient to meet our immediate needs, we may require further funds to finance the development of the technologies of our newly acquired businesses. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of the technologies of our newly acquired businesses. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Garry Lavold, one of our directors, resigned from our board effective April 30, 2002. Mr. Lavold has also resigned effective April 30, 2002 as a director and officer of each of Sunspring, Inc. and Renewable Energy Corporation.

Item 6. Exhibits and Reports on Form 8-K.

Form 8-K Current Reports

On January 16, 2002, we filed a current report on Form 8-K announcing the acquisition by Kenneth Swaisland of 8,000,000 shares of our common stock as of December 27, 2001. The transaction was effected pursuant to a share purchase agreement dated December 18, 2001 between A. Richard Bullock and Kenneth Swaisland for the purchase price of $1.10 per common share for total proceeds of $8,800,000. Mr. Swaisland's obligation to pay the purchase price is evidenced by a transferable promissory note dated as of December 18, 2001, in the principal amount of $8,800,000. On the same date, Kenneth Swaisland also acquired 3,000,000 shares of our common stock indirectly through his wholly-owned Yukon holding company, Avion Holdings Inc., for the purchase price of $1.10 per common share for total proceeds of $3,300,000. The transaction was also effected pursuant to a share purchase agreement dated December 18, 2001 between A. Richard Bullock and Avion Holdings. Avion Holdings' obligation to pay the purchase price is evidenced by two transferable promissory notes dated as of December 18, 2001. The purchase of 8,000,000 shares of our common stock acquired by Kenneth Swaisland, together with the 3,000,000 shares of our common stock acquired by Avion Holdings and held indirectly by Mr. Swaisland and 1,000,000 shares of our common stock previously acquired by Mr. Swaisland, forms a controlling interest representing 38.02% of the issued and outstanding common shares in the capital stock of Sun Power. As of December 27, 2001, Jacqueline Swaisland, Mr. Swaisland's wife, also acquired 8,000,000 shares of our common stock. The transaction was also effected pursuant to a share purchase agreement dated December 18, 2001 between A. Richard Bullock and Jacqueline Swaisland for the purchase price of $1.10 per common share for total proceeds of $8,800,000. Mrs. Swaisland's obligation to pay the purchase price is evidenced by a transferable promissory note dated as of December 18, 2001, in the principal amount of $8,800,000. The purchase of 8,000,000 shares of our common stock acquired by Jacqueline Swaisland represents 25.35% of the issued and outstanding shares of our common stock.

On January 24, 2002, we filed a current report on Form 8-K announcing that effective January 4, 2002, our common stock was listed and posted for trading on the Berlin Stock Exchange under the trading symbol "SJP". The German CUSIP number is 807354.

On February 11, 2002, we filed a current report on Form 8-K announcing the completion of the formal share exchange with Solar Energy Limited, a public company listed on the OTC Bulletin Board, and three of its subsidiaries as first announced on July 13, 2001.

Consolidated Financial Statements Filed as Part of the Quarterly Report

Our consolidated financial statements include:

Consolidated Balance Sheets

Consolidated Statements of Operations and Deficit

Consolidated Statements of Cash Flows

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

SUN POWER CORPORATION

/s/ Andrew Schwab
By:___________________________
Andrew Schwab, President, Secretary,
Treasurer and Director
May 15, 2002

/s/ Milton Datsopoulos
______________________________
By: Milton Datsopoulos, Director
Date: May 15, 2002

/s/ Joel Dumaresq
_____________________________
By: Joel Dumaresq, Director
Date: May 15, 2002

/s/ Dana Hansen
____________________________
By: Dana Hansen, Director
Date: May 15, 2002

/s/ Stuart Jensen
____________________________
By: Stuart Jensen, Director
Date: May 15, 2002

/s/Dr. Noel Brown
____________________________
By: Dr. Noel Brown, Director
Date: May 15, 2002