Form 10QSB
period 2002-06-30
SUN POWER CORP
filed 2002-08-14
CIK 1097805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from [ ] to [ ]

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

31,581,000 common shares, par value $0.01, as at August 1, 2002

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of Sun Power Corporation

It is the opinion of management that the interim consolidated financial statements for the quarter ended June 30, 2002 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

Kelowna, British Columbia
Date: August 14, 2002

/s/ Andrew Schwab
____________________________
Director of Sun Power Corporation

Consolidated Financial Statements
(Expressed in United States dollars)

sun power corporation

(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)

Six month period ended June 30, 2002 and 2001
Period from inception on November 24, 1994 to June 30, 2002

Sun Power Corporation
(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)

Consolidated Balance Sheets
(Expressed in United States dollars)

	June 30,	December 31,
	2002	2001
	(unaudited)

Assets

Current assets:
Cash	$16,483	$217,830
Accounts receivable and other	100	25,100
Prepaids and deposits	28,009	19,286
Deferred charges	73,433	-
Total current assets	118,025	262,216

Investment	1	1

Fixed assets	38,786	15,678

Patents	50,686	36,849

Total assets	$207,498	$314,744

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$444,953	$261,315
Accrued liabilities	7,300	39,706
Promissory note (note 2)	27,000	-
Loans (note 3)	1,320,388	2,137,218
	1,799,641	2,438,239

Redeemable preference shares	160,000	160,000

Stockholders' deficiency:
Share capital (notes 3 and 4):
Authorized:
100,000,000 common shares with a par value of $0.01
25,000,000 preference shares with a par value of $0.01
Issued:
31,581,000 common shares (December 31, 2001 -
31,556,000)	315,810	315,560
1,554,562 preference shares	1,554,562	-
Additional paid-in capital (note 4(a))	996,394	568,352
Deficit accumulated during the development stage	(4,618,909)	(3,167,407)
Total stockholders' deficiency	(1,752,143)	(2,283,495)

Total liabilities and stockholders' deficiency	$207,498	$314,744

Future operations (note 1(a))
Commitment (note 5)

See accompanying notes to interim consolidated financial statements.
sun power corporation
(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)

Consolidated Statements of Operations and Deficit
(Expressed in United States dollars)

Period from
inception on
Three month	Three month	Six month	Six month	November 24,
period ended	period ended	period ended	period ended	1994 to
June 30,	June 30,	June 30,	June 30,	June 30,
2002	2001	2002	2001	2002

Revenue	$223	$-	$223	$-	$88,357

Expenses:
Consulting fees	160,400	-	424,149	-	1,647,009
Professional fees	88,238	10,450	184,372	19,427	619,175
Product research and
development costs	151,322	-	247,163	-	654,617
Amortization	2,558	-	6,170	-	9,223
Administrative and
other expenses	183,136	1,200	259,377	1,481	713,997
Interest	64,500	-	120,800	-	120,800
650,154	11,650	1,242,031	20,908	3,764,821

Loss before undernoted	649,931	11,650	1,241,808	20,908	3,676,464

Loss on disposal of Camden
Agro-Systems Inc. (note 3)	-	-	-	244,536	244,536

Loss for the period	649,931	11,650	1,241,808	265,444	3,921,000

Deficit accumulated during the
development stage,
beginning of period	3,968,978	2,087,412	3,167,407	1,833,618	-

Charge to deficit	-	-	-	-	488,215

Deemed dividend on preferred stock	-	-	209,694	-	209,694

Deficit accumulated during
the development stage,
end of period	$4,618,909	$2,099,062	$4,618,909	$2,099,062	$4,618,909

Basic and diluted loss per
share	$0.02	$0.00	$0.04	$0.01	$0.17

Weighted average number of
shares outstanding	31,581,000	27,556,000	31,571,193	27,556,000	23,265,105

See accompanying notes to interim consolidated financial statements.

Sun Power Corporation
(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows
(Expressed in United States dollars)

			Period from
			inception on
	Six month	Six month	November 24,
	period ended	period ended	1994 to
	June 30,	June 30,	June 30,
	2002	2001	2002

Cash flows from (used in):

Operations:
Loss for the period	$(1,241,808)	$(265,444)	$(3,921,000)
Items not involving the use of cash:
Amortization	6,170	106	9,223
Stock-based compensation	158,848	-	786,263
Shares issued as a financing fee	-	-	5,000
Loss on disposal of Camden Agro-Systems Inc.	-	244,536	244,536
Amortization of deferred charges classified in interest expense	39,333	-	39,333
Changes in non-cash operating working capital:
Accounts receivable and other	25,000	(100)	9,093
Prepaids and deposits	(8,723)	-	(28,009)
Accounts payable	243,388	15,283	437,540
Accrued liabilities	(32,406)	-	7,300
	(810,198)	(5,619)	(2,410,721)

Investments:
Capital expenditures	(43,115)	-	(46,972)
Cash on disposal of Camden Agro-Systems Inc.	-	(208)	(208)
Cash of acquired business	-	-	107,568
Advances to Sunspring and REC prior to acquisition	-	-	(175,000)
	(43,115)	(208)	(114,612)

Financing:
Promissory note	27,000	-	27,000
Issuance of common shares	-	-	657
Loans	624,966	5,519	2,494,727
	651,966	5,519	2,522,384

Effect of exchange rate changes on foreign currency
cash balances	-	-	19,432

Increase (decrease) in cash	(201,347)	(308)	16,483

Cash, beginning of period	217,830	308	-

Cash, end of period	$16,483	$-	$16,483

Sun Power Corporation
(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows, Continued
(Expressed in United States dollars)

			Period from
			inception on
	Six month	Six month	November 24,
	period ended	period ended	1994 to
	June 30,	June 30,	June 30,
	2002	2001	2002

Supplementary information:
Interest paid	$-	$-	$-
Income taxes paid	-	-	-
Non-cash transactions:
Issuance of common shares:
For investment in Camden Agro-Systems Inc.	-	-	270,590
As a financing fee	112,766	-	117,766
On acquisition of Sunspring	-	-	20,000
On acquisition of REC	-	-	20,000
Stock based compensation	158,848		786,263
Issuance of preference shares:
On acquisition of Sunspring	-	-	80,000
On acquisition of REC	-	-	80,000
For retirement of debt	1,554,562	-	1,554,562
Deemed dividends on preferred shares	209,694	-	209,694
Received on the disposal of Camden Agro-		1	1
Systems Inc.	-

See accompanying notes to interim consolidated financial statements.
sun power Corporation
(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Six month period ended June 30, 2002 and 2001
Period from inception on November 24, 1994 to June 30, 2002

1.	Nature and continuance of operations:

Sun Power Corporation (formerly Hyaton Organics Inc.) ("Sun Power") was incorporated pursuant to the laws of the State of Nevada on August 20, 1996. It is listed on the National Association of Securities Dealers Over-The-Counter Bulletin Board under the symbol "SNPW". Commencing November 2, 1998, Sun Power held a 90% investment in Camden Agro-Systems Inc. ("CASI"), a Canadian company, as its sole asset. Prior to that date Sun Power was inactive. The investment in CASI was disposed of in fiscal 2001. At June 30, 2002, Sun Power holds a 100% interest in Sunspring, Inc. ("Sunspring") and Renewable Energy Corp. ("REC").

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

In the opinion of management, these interim consolidated financial statements reflect all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at June 30, 2002 and for the periods ended June 30, 2002 and 2001.

Interim results of the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year as a whole or for any other period. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2001.

(a) Future operations:

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses, is in default of repaying a promissory note and has not generated profitable operations since inception. In addition, at June 30, 2002, the Company has a working capital deficiency of $1,681,616 and a stockholders' deficiency of $1,752,143. During the 12 months following the closing of the acquisition of Sunspring and REC, the Company has also agreed to provide, pursuant to an agreed upon budget, at least $150,000 during each 90 day period thereafter for use as working capital to both Sunspring and REC.

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
(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Six month period ended June 30, 2002 and 2001
Period from inception on November 24, 1994 to June 30, 2002

1.	Nature and continuance of operations (continued):
	(a)	Future operations (continued):

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

The promissory note was due July 4, 2002, bears interest at 2% per annum and is without security. The promissory note was not repaid on July 4, 2002 and no action has been taken by the lender to realize another note

3.	Loans:
	Loans consist of the following:

		June 30,	December 31,
		2002	2001
		(unaudited)

	Euro Group	$1,176,666	$550,000
	Mr. Richard Bullock	143,722	1,587,218

		$1,320,388	$2,137,218

sun power Corporation
(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Six month period ended June 30, 2002 and 2001
Period from inception on November 24, 1994 to June 30, 2002

3.	Loans (continued):

The loans from the Euro Group beginning December 31, 2001 accrue interest at 20% per annum and are due one year from date of loan. If the loans are not repaid at maturity, a 25% penalty payable in common stock will be incurred. A finder's fee of $112,766 payable in cash or common stock has been accrued with respect to these loans.

On January 9, 2002, the Board approved the conversion of $1,554,562 loan from Mr. Richard Bullock into 1,554,562 Series C preference shares having a stated value of $1 per share. The preference shares have no voting rights and no dividends. The conversion price is to be based on the average ten trading day price of the Company's common shares on the date of conversion, at a minimum floor of $2 per common share and a ceiling price of $4 per common share. The loans from Mr. Richard Bullock have no interest and no specific terms of repayment.

4.	Share capital:
	(a)	Issued:

		Number of shares	Share capital	Additional paid-in capital

	Issued and outstanding, December 31, 2001	31,556,000	$315,560	$568,352

	In settlement of obligation for consulting services	25,000	250	59,500

	Stock-based compensation - options	-	-	158,848

	Deemed dividends on preferred stock	-	-	209,694

	Issued and outstanding, June 30, 2002	31,581,000	$315,810	$996,394
	(b)	2002 Stock Option Plan:

On March 28, 2002, the directors of the Company approved the "2002 Stock Option Plan" (the "Plan"). Generally the Plan provides for the granting of options to employees, officers, directors and consultants of the Company. The Plan is authorized to grant options to acquire up to a total of 5,000,000 common shares providing that at no time shall the total number of common shares issuable upon exercise of all outstanding common shares. These options vest as to 25% per annum on each of the first through fourth anniversary of grant in accordance with the Company's stock option plan as may be amended from time to time. No options have been issued under the 2002 stock option plan to June 30, 2002.

sun power Corporation
(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Six month period ended June 30, 2002 and 2001
Period from inception on November 24, 1994 to June 30, 2002

4.	Share capital (continued):
(c) 2001 Stock Option Plan:

During fiscal 2001, 780,000 options were granted to consultants or for consulting services. The fair value of these options for which services have been provided for the six months ended June 30, 2002 of $158,848 has been recorded as an expense in the period ended June 30, 2002.

(d) Preferred stock offerings:

Certain of the Preferred shares were issued in settlement of an outstanding loan at a conversion price that was less than the market price of the Company's common shares on the date of agreement for issuance. The difference represents a beneficial conversion feature attached to the Preferred Shares. The discount resulting from the allocation of the proceeds to the beneficial conversion feature of $209,694 was recorded as a deemed dividend or return to the preferred shareholders.

5.	Commitments:
(a)

On April 20, 2002, the Company entered into a consulting agreement for administrative, marketing and management services with the Company's president, which expires April 20, 2003. Under the terms of the agreement the consultant will receive $8,000 per month plus reimbursement for pre-authorized expenses. At June 30, 2002, accounts payable includes $22,583 payable related to this agreement.

(b)

On September 15, 2001, the Company entered into a services agreement for engineering consulting and strategic planning, which expires September 15, 2004. Under the terms of the agreement, the consultant will receive $10,000 per month for the first 12 months and thereafter the fee will be defined by mutual agreement.

(c)

On November 26, 2001, the Company entered into an employment agreement for senior management of REC with Dr. Reed Jensen which expires November 26, 2003. Under the terms of the agreement, Dr. Jensen will receive $10,000 per month and be reimbursed for all reasonable pre-approved expenses. At June 30, 2002, accounts payable includes $60,000 payable to Dr. Jensen for services under this agreement.

(d)

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
(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Six month period ended June 30, 2002 and 2001
Period from inception on November 24, 1994 to June 30, 2002

5.	Commitments (continued):
(e) The Company has agreed to issue 250,000 stock options to the President of REC for which the vesting period, exercise price and term have yet to be determined.
(f)

Effective January 1, 2002, the Company entered into a services agreement for business development under the terms of the agreement, the consultant will receive $10,000 per month and be issued certain common shares and stock options, if any, on terms yet to be determined.

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

As used in this quarterly report, the terms "we", "us", "our", and "Sun Power" mean Sun Power Corporation and its wholly-owned subsidiaries, Sunspring, Inc. (SUNS) and Renewable Energy Corporation, unless otherwise indicated.

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

We were operating as a development stage company without an operating business until we acquired 100% of the shares of Sunspring, Inc., a Nevada company, and Renewable Energy Corporation, a New Mexico company, on December 10, 2001. Sun Power intends to sell alternative or "green" electricity and Sun Power anticipates that it will either independently, or in conjunction with a large utility company and or local communities, become an electrical power producer and seller.

Sunspring, Inc. focuses on the production of potable water from brackish water and sea water through the use of a patented "solar blanket" and reverse osmosis system, which Sunspring has licensed from various individuals. Sun Power anticipates that it will be able to reduce the costs of desalinating brackish or salt water by up to 50% over currently available methods. The technology licensed to Sunspring, Inc. will enable Sunspring, Inc. to collect and use solar energy to drive pumps and expanders to push water through conventional reverse osmosis equipment. The solar desalination system, operating 24 hrs/day, replaces the requirement for fossil fuel generated electricity typically used by most desalination plants. Energy is the single most expensive production cost of desalination.

Renewable Energy Corporation has a license to certain technologies which use high intensity solar energy to produce alternative or "green" fuels such as hydrogen, methanol or ethanol from biomass, C02, "dirty" natural gas or coal. The licensed technology generates no air pollution or green-house gasses and represents a cost effective method for producing electricity and commercial fuel. Through the technology licensed to Renewable Energy Corporation, Sun Power anticipates that it will be able to produce hydrogen which could be used to generate power in a range of applications from modified internal combustion engines to large utility scale gas turbines.

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

Our consolidated financial statements have been prepared on the going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. If we were not to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. As described elsewhere in this report, at June 30, 2002, there are certain conditions that currently exist that raise substantial doubt about the validity of this assumption. While we anticipate raising additional private placement funds to remove the substantial doubt, these private placements are not assured. Failure to raise additional funds may result in the curtailing of our operations or writing our assets and liabilities down to liquidation values, or both.

Plan of Operation

Sunspring, Inc.

The plan of operation for our subsidiary, Sunspring, Inc., over the twelve months ending June 30, 2003, includes the construction and testing of an advanced prototype of reverse osmosis desalination system, designed to filter 20,000 gallons of brackish well water per day. The solar collectors for this unit will be approximately 100 square meters. The total estimated cost of this work is projected at $500,000. Once the advanced prototype is finalized, we will deliver a working unit appropriate for a small village or a resort hotel. It is intended to prove out all cost components, from the fixed costs of equipment to operating and maintenance requirements, thus demonstrating the commercial viability of the technology. The actual scope of work for this phase includes the following:

- design and produce full-scale MECH expander, pumps and recover unit;

- design, source and construct large SOLAWATT solar collector arrays;

- source existing reverse osmosis and membrane filtration sub-systems;

- construct entire Sunspring Inc desalination system, run and test all components; and

- modify system for durability and optimization, verifying economic assumptions.

We have tested the solar collector capacity and demonstrated the pumping and production of reverse osmosis water utilizing the solar collector. In an effort to move forward with our plans for Sunspring, Inc., we anticipate that we will:

- work on developing a request for proposal specification for the manufacture of a solar collector;

- issue the request for proposal for the manufacture of a solar collector and issue a purchase order for manufacture of the first two or three solar collectors as appropriate to test the cost and design differences of different manufacturers;

- select three or more different testing sites to field test the initial solar collectors, which sites may include the Israel-Negev Desert Research Station, the New Mexico-Navajo Reservation and a small municipal location in New Mexico;

- procure a refrigerant turbine as backup driver for water feed pumps;

- enter into contractual negotiations with the British Columbia Institute of Technology for construction of the MECH pump;

- contract with three reverse osmosis suppliers for supply of systems for the initial testing locations;

- assemble and ship three test installations and begin marketing of initial systems; and

- begin sales of initial systems in 2003.

Renewable Energy Corporation

We have conducted field testing and verification of the production rates for hydrogen, methylene, ethylene from various feed stocks including CO2, biomass and dirty natural gas. Subject to raising additional capital, it is anticipated that Renewable Energy Corporation will:

- select an expanded test facility near Los Alamos and erect a new dish, separation and testing facility;

- commence testing and field validation for the collection of hydrogen from CO2;

- construct a new biomass/dirty gas dish testing facility;

- complete marketing and sales material related to field verifications of testing data;

- select testing sites from a variety of interested parties for construction of "beta" test units to field test and validate the test results. Sites are being considered by the following interested parties: American Electric Power, Tennessee Valley Authority,  Arizona Public Service, Public Service of New Mexico, Texas Utilities, Tampa Electric, Jacksonville Electric and Green Mountain Energy; and

- operational data for validation of production rates will be consolidated into sales materials and sales are anticipated to begin by March, 2004.

Renewable Energy Corporation's next project involves constructing a 40m2 solar collector dish at a cost of approximately $395,000. In addition to installing a pointing and tracking system, we anticipate that we will gain experience with building a larger scale system, explore scaling issues, such as the sizing and manufacturing of the dish and install a boiler system to produce electricity-generation quality steam.

The next project involves the construction of two fully integrated 100m2 commercial-scale versions of the Solarec system at a cost of approximately $650,000. One dish will be manufactured by Sun Power and the other purchased from a commercial vendor. Reliability and cost data will be compared to determine whether it is best to build or buy the dishes. The units will be full demonstration units able to produce hydrogen/methanol, oxygen and steam in the correct quantity and efficiency.

Over the twelve months ending June 30, 2003, we anticipate approximately 70% of the total costs in the development budget will be spent on contracting specialists, with the remaining 30% spent on equipment.

Employees

Over the twelve months ending June 30, 2003, we anticipate an increase in the number of employees we retain as we proceed with the development and testing of the technologies licensed to Sunspring, Inc. and Renewable Energy Corporation. We anticipate that most work will be completed by specialist and contractors which we engage on a temporary basis. Such an increase in the number of employees may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we ultimately retain, if any.

Cash Requirements/Product Research and Development

We anticipate that we will require approximately $2.5 million over the twelve months ending June 30, 2003 for the development of the technologies licensed to Sunspring, Inc. and Renewable Energy Corporation and the testing of prototypes to ensure the commercial viability of the technology licensed to Sunspring Inc. and Renewable Energy Corporation. The estimate of $2.5 million is based upon estimates prepared by the management of each of Sunspring, Inc. and Renewable Energy Corporation. Overhead costs such as administration, legal and office costs are estimated to total $330,000 over the development cycle.

As part of the acquisitions of Sunspring and Renewable Energy Corporation, we agreed to provide each of those companies with $150,000 for each 90-day period during the year following the closing of those acquisitions.

The terms of the Agreement and Plan of Share Exchange in connection with the acquisition of Sunspring provide that Solar Energy Limited will have the right to elect to exchange the shares of Sunspring for the Sun Power Preference Shares if we have not provided the minimum working capital to Sunspring pursuant to the budget to be agreed upon between Sunspring and our company.

The terms of the Agreement and Plan of Share Exchange in connection with the acquisition of Renewable Energy Corporation provide that Renewable Energy Limited will have the right to elect to exchange the shares of Renewable Energy Corporation for the Sun Power Preference Shares if we have not provided the minimum working capital to Renewable Energy Corporation pursuant to the budget to be agreed upon between Renewable Energy Corporation and our company.

For the first 90-day period ending March 10, 2002, we directly advanced $278,500 in initial working capital for use in the development of Sunspring's and Renewable Energy Corporation's respective technologies. For the second 90-day period ending June 10, 2002, we provided approximately $130,000 in direct working capital for use in the development of Sunspring's and Renewable Energy Corporation's respective technologies and approximately $192,000 in the preparation and financing of their respective business plans for related consulting, corporate development, equipment and travel.

Purchase of Significant Equipment

Subject to raising the necessary capital, we anticipate expending approximately $400,000 in equipment related to Sunspring, Inc.'s water desalination technology and $500,000 in equipment related to Renewable Energy Corporation's technology related to the recycling of carbon dioxide to fuel using focused ultraviolet and visible energy from the sun over the twelve months ending June 30, 2003.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") finalized SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible asset, and cease Amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively.

The implementation of these new standards did not have a material effect on our consolidated financial statements.

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

WE ARE A DEVELOPMENT STAGE COMPANY WITH A LIMITED OPERATING HISTORY AND HAVE NOT EARNED ANY SIGNIFICANT REVENUES SINCE ITS FORMATION WHICH MAKES IT DIFFICULT TO EVALUATE WHETHER WE WILL OPERATE PROFITABLY.

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

We incurred a consolidated loss for the year ended December 31, 2001 of $1,116,164 and a loss of $649,931 for the three months ended June 30, 2002. Although we anticipate that we will be able to generate revenues in the future, we also expect development costs and operation costs to increase as well. Consequently, we expect to incur operating losses and negative cash flow until:

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

WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO ESTABLISH OUR BUSINESS.

We incurred a cumulative net loss for the period from November 24, 1994 (inception) to June 30, 2002 of $3,921,000. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

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

Similarly, although Renewable Energy Corporation is working on three solar driven methods for the environmentally friendly production of hydrogen using atmospheric or industrially produced carbon dioxide or coal, there is no guarantee that it will be able to produce hydrogen in this manner in an effective and commercially feasible and competitive process.

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

NEED FOR ADDITIONAL FINANCING.

We anticipate that we will require approximately $2.5 million in additional financing over the twelve months ended June 30, 2003. We will likely secure any additional financing necessary through the further issuance of our equity securities or by debt financing. There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. Although we believe that we have funds sufficient to meet our immediate needs, we may require further funds to finance the development of the technologies of our newly acquired businesses. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of the technologies of our newly acquired businesses. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

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

IF WE ARE UNABLE TO ACHIEVE MARKET ACCEPTANCE FOR OUR TECHNOLOGIES AND OUR PROTOTYPES, WE WILL BE UNABLE TO BUILD OUR BUSINESSES.

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

INSIDER CONTROL OF COMMON STOCK.

As of August 1, 2002, three shareholders beneficially owned approximately 62% of our outstanding common shares. As a result, these shareholders will be able to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control.

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

SINCE NASDAQ HAS PROPOSED TO PHASE OUT THE OTC BULLETIN BOARD (OTCBB) AND REPLACE IT WITH THE BBX EXCHANGE WHICH HAS QUALITATIVE LISTING REQUIREMENTS, WE MAY NOT QUALIFY FOR LISTING ON THE BBX EXCHANGE AND STOCKHOLDERS MAY HAVE DIFFICULTY SELLING THEIR SHARES.

Nasdaq has proposed phasing out the OTCBB and replacing it with the BBX Exchange. The BBX Exchange will have qualitative listing requirements and we will be required to file a listing application in order to have our shares of common stock listed for trading on the BBX Exchange. If we are unable to obtain a listing on the BBX Exchange and the OTCBB is phased out as planned, then there may be no market for our common stock and you may have difficulty reselling any shares of Sun Power common stock that you may own.

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

Item 2. Changes in Securities.

Recent Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities.

We borrowed $25,500 on April 4, 2002 Zmax Capita Corp., evidenced by a promissory note which bears interest at 2% per month. The promissory note matured July 4, 2002 but was not repaid on July 4, 2002. No action has been taken by the lender to realize on the promissory note.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Garry Lavold, one of our directors, resigned from our board effective April 30, 2002. Mr. Lavold has also resigned effective April 30, 2002 as a director and officer of each of Sunspring, Inc. and Renewable Energy Corporation.

On June 17, 2002, we appointed Finley Foster our Chief Operating Officer.

Item 6. Exhibits and Reports on Form 8-K.

Form 8-K Current Reports

None.

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

10.1 Consulting Agreement between Sun Power Corporation and A. Schwab & Associates Inc. dated April 24, 2002.

10.2 Debt Settlement and Private Placement Agreement between Sun Power Corporation and North Central Capital Corp., dated June 25, 2002

10.3 Consulting Agreement between Sun Power Corporation and Lexington Ventures Inc., dated July 1, 2002.

(21) Subsidiaries

21.1 Sunspring, Inc. (SUNS)

21.2 Renewable Energy Corp.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN POWER CORPORATION

/s/ Andrew Schwab
By:___________________________
Andrew Schwab, President, Secretary,
Treasurer and Director
August 14, 2002

/s/ Milton Datsopoulos
______________________________
By: Milton Datsopoulos, Director
Date: August 14, 2002

/s/ Joel Dumaresq
_____________________________
By: Joel Dumaresq, Director
Date: August 14, 2002

/s/ Dana Hansen
____________________________
By: Dana Hansen, Director
Date: August 14, 2002

/s/ Stuart Jensen
____________________________
By: Stuart Jensen, Director
Date: August 14, 2002

/s/ Dr. Noel Brown
____________________________
By: Dr. Noel Brown, Director
Date: August 14, 2002