Form 10QSB
period 2002-09-30
SUN POWER CORP
filed 2002-11-19
CIK 1097805

This Form 10-QSB is the subject of a Form 12b-25

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

31,681,000 common shares, par value $0.01, as at November 18, 2002

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of Sun Power Corporation

It is the opinion of management that the interim consolidated financial statements for the quarter ended September 30, 2002 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

Kelowna, British Columbia
Date: November 19, 2002

/s/ Andrew Schwab

____________________________
Director of Sun Power Corporation

Consolidated Financial Statements
(Expressed in United States dollars)

SUN POWER CORPORATION
(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)

Nine month period ended September 30, 2002 and 2001
Period from inception on November 24, 1994 to September 30, 2002

Sun Power Corporation
(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)

Consolidated Balance Sheets
(Expressed in United States dollars)

	September 30,	December 31,
	2002	2001
	(unaudited)

Assets

Current assets:
Cash	$12,743	$217,830
Accounts receivable and other	100	25,100
Prepaids and deposits	8,010	19,286
Total current assets	20,853	262,216

Investment	1	1

Fixed assets	36,808	15,678

Patents	49,844	36,849

Deferred charges	45,433	-

Total assets	$152,939	$314,744

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$626,482	$261,315
Accrued liabilities	7,300	39,706
Promissory note (note 2)	28,500	-
Loans (note 3)	1,369,772	2,137,218
	2,032,054	2,438,239

Redeemable preference shares	160,000	160,000

Stockholders' deficiency:
Share capital (notes 3 and 4):
Authorized:
100,000,000 common shares with a par value of $0.01
25,000,000 preference shares with a par value of $0.01
Issued:
31,681,000 common shares (December 31, 2001 -
31,556,000)	316,810	315,560
1,554,562 preference shares	1,554,562	-
Additional paid-in capital (note 4(a))	1,139,891	568,352
Deficit accumulated during the development stage	(5,050,378)	(3,167,407)
Total stockholders' deficiency	(2,039,115)	(2,283,495)

Total liabilities and stockholders' deficiency	$152,939	$314,744

Future operations (note 1(a))
Commitment (note 5)
Subsequent event (note 6)

See accompanying notes to interim consolidated financial statements.
sun power corporation
(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)

Consolidated Statements of Operations and Deficit
(Expressed in United States dollars)

Period from
inception on
Three month	Three month	Nine month	Nine month	November 24,
period ended	period ended	period ended	period ended	1994 to
September 30,	September 30,	September 30,	September 30,	September 30,
2002	2001	2002	2001	2002

Revenue	$-	$-	$223	$-	$88,357

Expenses:
Consulting fees	128,741	-	552,890	-	1,775,750
Professional fees	6,157	115,324	190,529	134,751	625,332
Product research and
development costs	77,708	-	324,871	-	732,325
Amortization	3,854	-	10,024	-	13,077
Administrative and
other expenses	129,447	1,134	388,824	2,615	843,444
Interest	85,562	-	206,362	-	206,362
431,469	116,458	1,673,500	137,366	4,196,290

Loss before undernoted	431,469	116,458	1,673,277	137,366	4,107,933

Loss on disposal of Camden
Agro-Systems Inc. (note 3)	-	-	-	244,536	244,536

Loss for the period	431,469	116,458	1,673,277	381,902	4,352,469

Deficit accumulated during the
development stage,
beginning of period	4,618,909	2,099,062	3,167,407	1,833,618	-

Charge to deficit	-	-	-	488,215

Deemed dividend on preferred stock	-	-	209,694	-	209,694

Deficit accumulated during
the development stage,
end of period	$5,050,378	$2,215,520	$5,050,378	$2,215,520	$5,050,378

Basic and diluted loss per
share	$0.01	$0.00	$0.05	$0.01	$0.18

Weighted average number of
shares outstanding	31,595,130	27,556,000	31,580,934	27,556,000	23,533,918

See accompanying notes to interim consolidated financial statements.

Sun Power Corporation
(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows
(Expressed in United States dollars)

			Period from
			inception on
	Nine month	Nine month	November 24,
	period ended	period ended	1994 to
	September 30,	September 30,	September 30,
	2002	2001	2002

Cash flows from (used in):

Operations:
Loss for the period	$(1,673,277)	$(381,902)	$(4,352,469)
Items not involving the use of cash:
Amortization	8,990	106	12,043
Stock-based compensation	203,345	-	830,760
Shares issued as a financing fee	-	-	5,000
Loss on disposal of Camden Agro-Systems Inc.	-	244,536	244,536
Amortization of deferred charges classified in interest expense	67,333	-	67,333
Changes in non-cash operating working capital:
Accounts receivable and other	25,000	(100)	9,093
Prepaids and deposits	11,276	-	(8,010)
Accounts payable and accrued liabilities	392,511	113,177	626,369
	(964,822)	(24,183)	(2,565,345)

Investments:
Capital expenditures	(43,115)	-	(46,972)
Cash on disposal of Camden Agro-Systems Inc.	-	(208)	(208)
Cash of acquired business	-	-	107,568
Advances to Sunspring and REC prior to acquisition	-	-	(175,000)
	(43,115)	(208)	(114,612)

Financing:
Promissory note	28,500	-	28,500
Issuance of common shares	100,000	-	100,657
Loans	674,350	24,192	2,544,111
	802,850	24,192	2,673,268

Effect of exchange rate changes on foreign currency
cash balances	-	-	19,432

Increase (decrease) in cash	(205,087)	(199)	12,743

Cash, beginning of period	217,830	308	-

Cash, end of period	$12,743	$109	$12,743

Sun Power Corporation
(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows, Continued
(Expressed in United States dollars)

			Period from
			inception on
	Nine month	Nine month	November 24,
	period ended	period ended	1994 to
	September 30,	September 30,	September 30,
	2002	2001	2002

Supplementary information:
Interest paid	$-	$-	$-
Income taxes paid	-	-	-
Non-cash transactions:
Issuance of common shares:
For investment in Camden Agro-Systems Inc.	-	-	270,590
As a financing fee	112,766	-	117,766
On acquisition of Sunspring	-	-	20,000
On acquisition of REC	-	-	20,000
Stock based compensation	203,345	-	830,760
Issuance of preference shares:	-	-	-
On acquisition of Sunspring	-	-	80,000
On acquisition of REC	-	-	80,000
For retirement of debt	1,554,562	-	1,554,562
Deemed dividends on preferred shares	209,694	-	209,694
Received on the disposal of Camden Agro-
Systems Inc.	-	1	1

See accompanying notes to interim consolidated financial statements.
sun power Corporation
(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Nine month period ended September 30, 2002 and 2001
Period from inception on November 24, 1994 to September 30, 2002

1.	Nature and continuance of operations:

Sun Power Corporation (formerly Hyaton Organics Inc.) ("Sun Power") was incorporated pursuant to the laws of the State of Nevada on August 20, 1996. It is listed on the National Association of Securities Dealers Over-The-Counter Bulletin Board under the symbol "SNPW". Commencing November 2, 1998, Sun Power held a 90% investment in Camden Agro-Systems Inc. ("CASI"), a Canadian company, as its sole asset. Prior to that date Sun Power was inactive. The investment in CASI was disposed of in fiscal 2001. At September 30, 2002, Sun Power holds a 100% interest in Sunspring, Inc. ("Sunspring") and Renewable Energy Corp. ("REC").

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

In the opinion of management, these interim consolidated financial statements reflect all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position as at September 30, 2002, results of operations and cash flows for the three and nine month periods ended September 30, 2002 and 2001.

Interim results of the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year as a whole or for any other period. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2001.

(a) Future operations:

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses, is in default of repaying a promissory note and has not generated profitable operations since inception and has generated negative cash flows from operations. In addition, at September 30, 2002, the Company has a working capital deficiency of $2,011,201 and a stockholders' deficiency of $2,039,115.

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
(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Nine month period ended September 30, 2002 and 2001
Period from inception on November 24, 1994 to September 30, 2002

1.	Nature and continuance of operations (continued):
	(a)	Future operations (continued):

The Company's future capital requirements will depend on many factors, including cash flow from operations, progress in developing technologies and new prototypes and commercial applications, competition and market developments and an ability to successfully market water desalination and hydrogen production systems. The Company's recurring operating losses and growing working capital needs will require additional capital to operate the business before it can be established that our new businesses will generate significant revenue. The Company does not have sufficient funds on hand to continue the development of the newly acquired technologies and the prototypes that have recently been completed utilizing the Sunspring and REC technologies. The Company will depend almost exclusively on outside capital to pay for the continued development of its technologies and prototypes. Such outside capital may include the sale of additional stock and/or commercial borrowings. There can be no assurance that capital will continue to be available if necessary to meet these continuing development costs or, if the capital is available, it will be on terms acceptable to the Company.

If the Company is unable to achieve these objectives, it may be obligated to liquidate certain assets in settlement of liabilities and the value achieved on settlement may be less than the assets' carrying values.

2.	Promissory note:

The promissory note was due July 4, 2002, bears interest at 2% per annum and is without security. The promissory note was not repaid on July 4, 2002 and no action has been taken by the lender to realize on its note.

3.	Loans:
	Loans consist of the following:

		September 30,	December 31,
		2002	2001
		(unaudited)

	Euro Group	$1,226,050	$550,000
	Mr. Richard Bullock	143,722	1,587,218

		$1,369,772	$2,137,218

sun power Corporation
(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Nine month period ended September 30, 2002 and 2001
Period from inception on November 24, 1994 to September 30, 2002

3.	Loans (continued):

The loans from the Euro Group beginning December 31, 2001 accrue interest at 20% per annum and are due one year from date of loan. If the loans are not repaid at maturity, a 25% penalty payable in common stock will be incurred. A finder's fee of $112,766 payable in cash or common stock has been accrued with respect to these loans.

On January 9, 2002, the Board approved the conversion of loans of $1,554,562 from Mr. Richard Bullock into 1,554,562 Series C convertible preference shares having a stated value of $1 per share. The preference shares have no voting rights and receive no dividends. The conversion price is to be based on the average ten trading day price of the Company's common shares on the date of conversion, at a minimum floor of $2 per common share and a ceiling price of $4 per common share. The loans from Mr. Richard Bullock have no interest and no specific terms of repayment.

4.	Share capital:
	(a)	Issued:

		Number of shares	Share capital	Additional paid-in capital

	Issued and outstanding, December 31, 2001	31,556,000	$315,560	$568,352

	In settlement of obligation for consulting services
		25,000	250	59,500
	Stock-based compensation - options	-	-	203,345

	Deemed dividends on preferred stock	-	-	209,694
	Private placement of 100,000 for cash proceeds of $1.00 per share	100,000	1,000	99,000

	Issued and outstanding, September 30, 2002	31,681,000	$316,810	$1,139,891
	(b)	2002 Stock Option Plan:

On March 28, 2002, the directors of the Company approved the "2002 Stock Option Plan" (the "Plan"). Generally the Plan provides for the granting of options to employees, officers, directors and consultants of the Company. The Plan is authorized to grant options to acquire up to a total of 5,000,000 common shares provided that at no time shall the total number of common shares issuable upon exercise of all outstanding options exceed 30% of the issued and outstanding shares of the Company. These options vest as to 25% per annum on each of the first through fourth anniversary of grant in accordance with the Company's stock option plan as may be amended from time to time. No options have been issued under the 2002 stock option plan to September 30, 2002.

sun power Corporation
(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Nine month period ended September 30, 2002 and 2001
Period from inception on November 24, 1994 to September 30, 2002

4.	Share capital (continued):
	(c)	2001 Stock Option Plan:

During fiscal 2001, 780,000 options were granted to consultants or for consulting services. The fair value of these options for which services have been provided for the nine months ended September 30, 2002 of $203,345 has been recorded as an expense in the period ended September 30, 2002.

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
(a)

On April 20, 2002, the Company entered into a consulting agreement for administrative, marketing and management services with the Company's president, which expires April 20, 2003. Under the terms of the agreement the consultant will receive $8,000 per month plus reimbursement for pre-authorized expenses. At September 30, 2002, accounts payable includes $41,296 payable related to this agreement.

(b)

On September 15, 2001, the Company entered into a services agreement for engineering consulting and strategic planning, which expires September 15, 2004. Under the terms of the agreement, the consultant will receive $10,000 per month for the first 12 months and thereafter the fee will be defined by mutual agreement.

(c)

On November 26, 2001, the Company entered into an employment agreement for senior management of REC with Dr. Reed Jensen which expires November 26, 2003. Under the terms of the agreement, Dr. Jensen will receive $10,000 per month and be reimbursed for all reasonable pre-approved expenses. At September 30, 2002, accounts payable includes $90,000 payable to Dr. Jensen for services under this agreement.

(d)

On December 15, 2001, the Company entered into a services agreement for investor relations, which expires December 15, 2002. Under the terms of the agreement, the consultant will receive $8,000 per month for the first 6 months. This agreement was cancelled on June 30, 2002.

sun power Corporation
(Formerly Hyaton Organics Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Nine month period ended September 30, 2002 and 2001
Period from inception on November 24, 1994 to September 30, 2002

5.	Commitments (continued):
(e)

The Company has agreed to issue 250,000 stock options to the President of REC for which the vesting period, exercise price and term have yet to be determined. This agreement was terminated on June 30, 2002.

(f)

Effective January 1, 2002, the Company entered into a services agreement for business development under the terms of the agreement, the consultant will receive $10,000 per month and be issued certain common shares and stock options, if any, on terms yet to be determined. This agreement was terminated on June 30, 2002.

6.	Subsequent Event:

Subsequent to September 30, 2002 the Company received notification from the holders of the redeemable preference shares of their intent, pursuant to the acquisition in 2001 of Renewable Energy Corporation and Sunspring (SUNS) Inc. (the "Acquired Companies") to exercise their rights pursuant to the original acquisition agreements to exchange their redeemable preference shares for all of the shares in the Acquired Companies.

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

We were operating as a development stage company without an operating business until we acquired 100% of the shares of Sunspring, Inc., a Nevada company, and Renewable Energy Corporation ("RECO"), a New Mexico company, on November 26, 2001. After these acquisitions, we focused on the commercialization of the technology of our new subsidiaries, through which we eventually intended to sell alternative or "green" electricity.

One of our two subsidiaries, Sunspring, Inc., focuses on the production of potable water from brackish water and sea water through the use of a patented "solar blanket" and reverse osmosis system, which Sunspring has licensed from various individuals. This patented technology should enable Sunspring, Inc. to collect and use solar energy to drive pumps and expanders to push water through conventional reverse osmosis equipment.

Our other subsidiary, Renewable Energy Corporation, has a license to certain technologies that use high intensity solar energy to produce alternative or "green" fuels such as hydrogen, methanol or ethanol from biomass, C02, "dirty" natural gas or coal. This licensed technology generates no air pollution or green-house gasses and represents a cost effective method for producing electricity and commercial fuel.

As a condition of our acquisitions of Sunspring, Inc. and Renewable Energy Corporation, we agreed to provide each of them with certain working capital during each 90-day period during the year following the Closing Date.

A condition contained in the Agreement pursuant to which we acquired the shares of Sunspring, Inc. permits Solar Energy Limited to require, on the one-year anniversary of the Closing Date, that we return all of the shares of Sunspring, Inc. to Solar Energy Limited in exchange for the 8,000,000 Sun Power Series A Preferred Shares that we issued as part of the purchase price. This condition can be exercised by Solar Energy Limited only if we have failed to provide Sunspring, Inc. with the stipulated minimum working capital during that one year period following the Closing Date.

Similarly, a condition contained in the Agreement pursuant to which we acquired the shares of Renewable Energy Corporation permits Renewable Energy Limited to require, on the one-year anniversary of the Closing Date, that we return all of the shares of Renewable Energy Corporation to Renewable Energy Limited in exchange for the 8,000,000 Sun Power Series B Preferred Shares that we issued as part of the purchase price. This condition can be exercised by Renewable Energy Limited only if we have failed to provide Renewable Energy Corporation with the stipulated minimum working capital during that one year period following the Closing Date.

The Closing Date for both the acquisition of Sunspring, Inc. and Renewable Energy Corporation was November 26, 2001. We have recently been advised by Solar Energy Limited that we have failed to provide the stipulated funding to Sunspring, Inc. as required by our Agreement and they therefore intend to exercise their right to exchange their 8,000,000 shares of Sun Power Series A Preferred Stock for all of the issued and outstanding shares of Sunspring, Inc. on or about November 26, 2002. Similarly, we have also been advised by Renewable Energy Limited that we have failed to provide the stipulated funding to Renewable Energy Corporation as required by our Agreement and they therefore intend to exercise their right to exchange their 8,000,000 shares of Sun Power Series B Preferred Stock for all of the issued and outstanding shares of Renewable Energy Corp. on or about November 26, 2002.

Finally, Mr. Finley Foster resigned from his offices as our President and Chief Executive Officer on November 4, 2002. Mr. Stuart Jensen resigned from our Board of Directors effective November 6, 2002, Mr. Joel Dumaresq resigned effective November 7, 2002 and Dr. Noel Brown resigned from our Board of Directors effective November 8, 2002. On November 16, our Board of Directors re-appointed Mr. Andrew Schwab as our President.

If Solar Energy Limited and Renewable Energy Limited exercise their respective rights to exchange their Sun Power Preferred Stock for all of the issued and outstanding shares of Sunspring, Inc., and Renewable Energy Corporation, we will no longer have an operating business that we can pursue. Accordingly, we are seeking to either identify a suitable business opportunity or enter into a suitable business combination. Until we secure a suitable business opportunity or combination, we will operate as a "blank check" company.

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

Our consolidated financial statements have been prepared on the going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. If we were not to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. As described elsewhere in this report, at September 30, 2002, there are certain conditions that currently exist that raise substantial doubt about the validity of this assumption. While we anticipate raising additional private placement funds to remove the substantial doubt, these private placements are not assured. Failure to raise additional funds may result in the curtailing of our operations or writing our assets and liabilities down to liquidation values, or both.

Plan of Operation

We are currently establishing a restructuring program in which we plan to effect a consolidation of our issued and outstanding common shares, a name change, the relocation of our head office and negotiations with our major creditors in an effort to effect an exchange of certain outstanding debt for common shares.

If we are forced to exchange the issued and outstanding shares of Sunspring, Inc. and Renewable Energy Corp. for our Sun Power Preferred Shares, which we currently anticipate will occur on or about November 26, 2002, we will concentrate our efforts over the next three months on seeking new business opportunities. Once a business opportunity or business combination has been identified, we will investigate and evaluate the business opportunity or business combination. Should our company wish to pursue any specific business opportunity or business combination, we will have to comply with all applicable corporate and securities laws in order to complete the acquisition of or merger with any such business opportunity.

Employees

We currently do not have any employees. Over the three months ending December 31, 2002, we anticipate an increase in the number of employees we retain as we divest our company of its two subsidiary companies Sunspring, Inc. and Renewable Energy Corp. If we identify and complete the acquisition of a business opportunity or enter into a business combination during the calendar quarter ending December 31, 2002, we may increase or decrease the number of our employees. Any increase in the number of employees may significantly increase our monthly burn rate.

Cash Requirements/Product Research and Development

If we are forced to exchange the issued and outstanding shares of Sunspring, Inc. and Renewable Energy Corp. for our Sun Power Preferred Shares, which we currently anticipate will occur on or about November 26, 2002, we will have no need for research and development in the near term. In the near term, we will concentrate our efforts on seeking new business opportunities. Once we locate a suitable business opportunity or business combination, we may seek to obtain equity and/or debt financing from third parties to facilitate and complete the acquisition of such a business opportunity or a suitable business combination. We may also issue shares of our common stock as consideration for the acquisition of a suitable business opportunity or a suitable business combination.

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

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

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

In July 2002 FASB issued SFAS 146 "Accounting For Costs Associated with Exit or Disposal Activities", which addresses the financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability be recognized for those costs only when a liability is incurred. SFAS 146 is effective for disposal and exit activities initiated after December 31, 2002.

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

SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS

If we are forced to exchange all of the issued and outstanding shares of our two subsidiaries, Sunspring, Inc. and Renewable Energy Corporation, which we currently believe we will be required to do on November 26, 2002, we will focus all of our efforts on seeking a suitable business opportunity or business combination. We will be an insignificant participant amongst numerous other companies seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are actively seeking suitable business opportunities or business combinations which may also be desirable target candidates for us. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies seeking suitable business opportunities or business combinations.

THE FACT THAT WE HAVE A HISTORY OF NET LOSSES AND HAVE NOT EARNED ANY SIGNIFICANT REVENUES SINCE INCORPORATION RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We incurred a consolidated loss for the year ended December 31, 2001 of $1,116,164 and a loss of $1,673,277 for the nine months ended September 30, 2002. Although we anticipate that we will be able to generate revenues in the future, we also expect development costs and operation costs to increase as well

These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditor's opinion on the December 31, 2001 consolidated audited financial statements, which form part of this quarterly report. The consolidated financial statements do not include any adjustments as a result of this uncertainty. To the extent that such expenses are not followed by revenues in a timely manner, our business, results of operations, financial condition and prospects would be materially adversely affected.

WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO ESTABLISH OUR BUSINESS.

We incurred a cumulative net loss for the period from November 24, 1994 (inception) to September 30, 2002 of $4,352,469. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

Our future capital requirements will depend on many factors, including whether or not we retain our shareholdings in our two operating subsidiaries Sunspring, Inc. and Renewable Energy Corporation. If we continue to own these companies, our future capital requirements will depend, among other things, on cash flow from operations, progress in developing our technologies and new prototypes and commercial applications, competition and market developments and an ability to successfully market our water desalination and hydrogen production systems. Our recurring operation losses and growing working capital needs will require that we obtain additional capital to operate these businesses before we have established that they will generate significant revenue. We do not have sufficient funds on hand to continue the development of our newly acquired technologies and the prototypes that have been recently completed utilizing the Sunspring, Inc. and Renewable Energy Corporation technologies.

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

NEED FOR ADDITIONAL FINANCING.

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

WE ARE A DEVELOPMENT STAGE COMPANY WITH A LIMITED OPERATING HISTORY AND HAVE NOT EARNED ANY SIGNIFICANT REVENUES SINCE FORMATION, WHICH MAKES IT DIFFICULT TO EVALUATE WHETHER WE WILL OPERATE PROFITABLY.

We have a limited operating history on which to base an evaluation of our business and prospects. If we retain the shares of our two operating subsidiaries Sunspring, Inc. and Renewable Energy Corporation, our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies whose sole business is in the development stage and who have no identifiable source for financing. If, on the other hand, we are forced to exchange all of the issued and outstanding shares of our two operating subsidiaries, which we currently believe will occur on November 26, 2002, then our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies seeking to acquire or establish a new business opportunity. Some of these risks and uncertainties relate to our ability to identify, secure and complete an acquisition of a suitable business opportunity.

We cannot be sure that we will be successful in addressing any of these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. In addition, our operating results are dependent to a large degree upon factors outside of our control. There are no assurances that we will be successful in addressing these risks, and failure to do so may adversely affect our business.

Because we do not have the funds on hand to complete development of the technologies and prototypes of our operating subsidiaries, it is unlikely that we will generate any revenue from these technologies within the next few months. If, on the other hand, we are required to exchange the shares of these operating subsidiaries on November 26, 2002, it is equally unlikely that we will generate any or significant revenues while we seek a suitable business opportunity or business combination. Our short and long-term prospects in this event depend upon our ability to select and secure a suitable business opportunity or business combination and, in any event, to secure the funding necessary to develop it. In order for us to make a profit, we will need to successfully acquire a new business opportunity in order to generate revenues in an amount sufficient to cover any and all future costs and expenses in connection with any such business opportunity. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

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

IF WE ARE UNABLE TO ACHIEVE MARKET ACCEPTANCE FOR OUR TECHNOLOGIES AND OUR PROTOTYPES, WE WILL BE UNABLE TO BUILD OUR BUSINESSES.

If we retain the shares of our two operating subsidiaries then, to some extent, our success will depend on the acceptance of our systems by the companies and individuals who could potentially utilize our prototypes prior to production of our systems for sale to the public. Achieving such acceptance may require a significant marketing investment. We cannot assure you that our marketing efforts will achieve this desired result, nor can we assure you that our existing prototypes or future systems will be accepted at sufficient levels to support our operations and build our businesses.

THE LOSS OF OUR KEY TECHNICAL INDIVIDUALS WOULD HAVE AN ADVERSE IMPACT ON FUTURE DEVELOPMENT AND COULD IMPAIR OUR ABILITY TO SUCCEED.

If we retain our shareholdings in our two operating subsidiaries our performance will be substantially dependent on the technical expertise of Dr. Melvin Prueitt and Dr. Reed Jensen and our ability to continue to hire and retain qualified personnel to assist them. The loss of Dr. Prueitt or Dr. Jensen or any other key employees or officers could have a materially adverse effect on our business, development, financial condition, and operating results. We do not maintain "key person" life insurance on any of our directors or senior executive officers and we do not have life insurance on Dr. Prueitt or Dr. Jensen.

Our current President, Andrew Schwab, spends approximately 70% of his working time on our company. It is understood by our board of directors that our current President, who was appointed to assist us with our initial restructuring and the acquisitions of Sunspring, Inc. and Renewable Energy Corporation, would be replaced with a qualified individual. We had appointed Mr. Finley Foster to the position of President and Chief Executive Officer, but he has resigned and Mr. Schwab has been re-appointed. If we retain our operating subsidiaries, it may be difficult to find another sufficiently qualified individual to replace Mr. Schwab and accordingly, our company may not be able to successfully expand our operations until such an individual is located and retained.

If we are forced to exchange all of the issued and outstanding shares of our two subsidiaries, which we currently believe we will be required to do on November 26, 2002, then, although none of our present officers or directors are key to our continuing operations, we will nonetheless rely upon the continued service and performance of these officers and directors, and our future success depends on the retention of these people, whose knowledge of our business and whose technical expertise would be difficult to replace. At this time, none of our officers or directors are bound by employment agreements, and as a result, any of them could leave with little or no prior notice.

If we are unable to hire and retain technical, sales and marketing and operational personnel, any business we acquire could be materially adversely affected. We intend to hire a significant number of additional personnel in the future after we have identified and completed the acquisition of a business opportunity or enter into a business combination. Competition for these individuals may be intense, and we may not be able to attract, assimilate, or retain additional highly qualified personnel in the future. The failure to attract, integrate, motivate and retain these employees could harm our business.

IF WE RETAIN OUR OPERATING SUBSIDIARIES, OUR PROPRIETARY PRODUCTS RELY ON OUR INTELLECTUAL PROPERTY, AND ANY FAILURE BY US TO PROTECT OUR INTELLECTUAL PROPERTY COULD ENABLE OUR COMPETITORS TO MARKET PRODUCTS WITH SIMILAR FEATURES THAT MAY REDUCE DEMAND FOR OUR PRODUCTS, WHICH WOULD ADVERSELY AFFECT OUR NET SALES.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our proprietary technology. We believe the protection of our proprietary technology is important to our current business. If we are unable to protect these intellectual property rights, our current business could be materially adversely affected. We currently rely on a combination of patent, copyright, trademark and trade secrets laws to protect our proprietary rights. In addition, we generally enter into confidentiality agreements with our employees to control access to intellectual property. We have applied for the registration of some, but not all, of our trademarks. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries, and the enforcement of those laws, do not protect proprietary rights to as great an extent as do the laws of the United States. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products or design around any patent issued to us or other intellectual property rights of ours.

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

SPECULATIVE NATURE OF OUR PROPOSED OPERATIONS IF WE ARE FORCED TO EXCHANGE ALL OF THE ISSUED AND OUTSTANDING SHARES OF OUR OPERATING SUBSIDIARIES.

If we are forced to exchange all of the issued and outstanding shares of our operating subsidiaries, as we currently believe we will be forced to do on November 26, 2002, then the success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of any identified business opportunity. While management intends to seek business opportunities and/or business combinations with entities which have established operating histories, there is no assurance that we will successfully locate business opportunities meeting such criteria. In the event that we complete a business combination or otherwise acquire a business opportunity, the success of our operations may be dependent upon management of the successor firm or venture partner firm, together with a number of other factors beyond our control.

NO AGREEMENT FOR BUSINESS COMBINATION OR OTHER TRANSACTION/NO STANDARDS FOR BUSINESS COMBINATION.

We have no arrangement, agreement, or understanding with respect to acquiring a business opportunity or engaging in a business combination with any private entity. If we are forced to exchange all of the issued and outstanding shares of our operating subsidiaries, as we currently believe we will be forced to do on November 26, 2002, there can be no assurance that we will successfully identify and evaluate suitable business opportunities or conclude a business combination. There is no assurance that we will be able to negotiate the acquisition of a business opportunity or a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

CONTINUED MANAGEMENT CONTROL/LIMITED TIME AVAILABILITY

If we are forced to exchange all of the issued and outstanding shares of our operating subsidiaries, as we currently believe we will be forced to do on November 26, 2002, we will be dependent upon management's personal abilities to evaluate business opportunities that may be presented in the future. While seeking to acquire a business opportunity, management anticipates devoting up to 25% of their time to our business. Management may or may not have prior experience in the technical aspects of the industry or the business within that industry that may be acquired. Our officers have not entered into written employment agreements with us with respect to our proposed plan of operation and are not expected to do so in the foreseeable future. We have not obtained key man life insurance on our officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of our business and our likelihood of continuing operations.

LACK OF DIVERSIFICATION

If we are forced to exchange all of the issued and outstanding shares of our operating subsidiaries, as we currently believe we will be forced to do on November 26, 2002, we will be operating as a blank check company looking for a suitable business opportunity or business combination. In such an event, in all likelihood, our proposed operations, even if successful, may result in a business combination with only one entity. Consequently, the resulting activities will be limited to that entity's business. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry, thereby increasing the risks associated with our operations.

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

PROBABLE CHANGE IN CONTROL AND MANAGEMENT

If we are forced to exchange all of the issued and outstanding shares of our operating subsidiaries, as we currently believe we will be forced to do on November 26, 2002, we will be operating as a blank check company looking for a suitable business opportunity or business combination. In such an event a business combination or acquisition of a business opportunity involving the issuance of our common shares may result in new or incoming shareholders obtaining a controlling interest in our company. Any such business combination or acquisition of a business opportunity may require management of our company to sell or transfer all or a portion of the common shares in the capital of our company that they hold or resign as members of our board of directors. The resulting change in our control could result in removal of one or more of our present officers and directors, and a corresponding reduction in or elimination of their participation in the future affairs of our company.

REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING BUSINESS COMBINATION

If we are forced to exchange all of the issued and outstanding shares of our operating subsidiaries, as we currently believe we will be forced to do on November 26, 2002, we will be operating as a blank check company looking for a suitable business opportunity or business combination. In such an event, our primary plan of operation will be based upon the acquisition of a business opportunity or a business combination with a private concern, which, in all likelihood, would result in us issuing common shares to shareholders of such private company. Issuing previously authorized and unissued common shares in our capital will reduce the percentage of common shares owned by present and prospective shareholders and may result in a change in our control and/or management.

Taxation

If we are forced to exchange all of the issued and outstanding shares of our operating subsidiaries, as we currently believe we will be forced to do on November 26, 2002, we will be operating as a blank check company looking for a suitable business opportunity or business combination. In such an event, Canadian and United States tax consequences will, in all likelihood, be major considerations in any business acquisition or combination we may undertake. Typically, these transactions may be structured to result in tax-free treatment pursuant to various Canadian and United States tax provisions. We intend to structure any business combination so as to minimize the tax consequences to both our company, our management, our principal shareholder and the target entity. Management cannot ensure that a business combination will meet the statutory requirements for a tax-free reorganization, or that the parties will obtain the intended tax-free treatment upon a transfer of common shares or assets. A non-qualifying reorganization could result in the imposition of taxes, which may have an adverse effect on both parties to the transaction.

REQUIREMENT OF AUDITED FINANCIAL STATEMENTS MAY DISQUALIFY BUSINESS OPPORTUNITY

If we are forced to exchange all of the issued and outstanding shares of our operating subsidiaries, as we currently believe we will be forced to do on November 26, 2002, we will be operating as a blank check company looking for a suitable business opportunity or business combination. In such an event, our management believes that any potential business opportunity or target company must provide audited financial statements for review and for the protection of all parties to the business acquisition or combination. One or more attractive business opportunities may forego a business combination with us rather than incur the expenses associated with preparing audited financial statements.

UNCERTAIN ABILITY TO MANAGE GROWTH

If we are forced to exchange all of the issued and outstanding shares of our operating subsidiaries, as we currently believe we will be forced to do on November 26, 2002, we will be operating as a blank check company looking for a suitable business opportunity or business combination. In such an event, our ability to achieve any planned growth upon the acquisition of a suitable business opportunity or business combination will be dependent upon a number of factors including, but not limited to, our ability to hire, train and assimilate management and other employees and the adequacy of our financial resources. In addition, there can be no assurance that we will be able to manage successfully any business opportunity or business combination. Failure to manage anticipated growth effectively and efficiently could have a materially adverse effect on our business.

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

INSIDER CONTROL OF COMMON STOCK.

As of November 18, 2002, four shareholders beneficially owned approximately 65% of our outstanding common shares. As a result, these shareholders will be able to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control.

WE DO NOT EXPECT TO DECLARE OR PAY ANY DIVIDENDS.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future.

BECAUSE OF OUR LIMITED OPERATING HISTORY, IT IS DIFFICULT TO PREDICT OUR FUTURE REVENUES.

If we do not exchange all of the issued and outstanding shares of our operating subsidiaries, as we currently believe we will be forced to do on November 26, 2002, and as a result of our limited operating history and the new technologies and prototypes that we will seek to introduce into the markets in which we will compete, we are unable to accurately forecast our revenues. Our current and future expense levels are based largely on our plan of operation and estimates of future revenues and are to a large extent fixed.

Future sales and operating results generally will in such an event depend on our ability to develop a base of customers and businesses. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in estimated revenues in relation to our planned expenditures would have an immediate adverse effect on our business, prospects, financial condition and results of operations.

Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions that could have a materially adverse effect on our business and financial condition and results of operations.

WE EXPECT FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS IN THE FUTURE.

If we do not exchange all of the issued and outstanding shares of our operating subsidiaries, as we currently believe we will be forced to do on November 26, 2002, we nonetheless expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside our control. Factors that may adversely affect our quarterly operating results include but are not limited to:

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

WE WILL HAVE TO EXPEND SUBSTANTIAL FUNDS ON ADVERTISING, SALES AND MARKETING IN THE FUTURE.

We have not incurred significant advertising, sales and marketing expenses to date. Eventually, we will need to increase awareness of our products, and as a result, we expect to spend significantly more on advertising, sales and marketing in the future. If our marketing strategy is unsuccessful, we may not be able to recover these expenses or even generate any revenues. We will be required to develop a marketing and sales campaign that will effectively demonstrate the advantages of our products or services. To date, our experience with respect to marketing is very limited. We may also elect to enter into agreements or relationships with third parties regarding the promotion or marketing of our products and services. There can be no assurance that we will be able to establish adequate sales and marketing capabilities, that we will be able to enter into marketing agreements or relationships with third parties on financially acceptable terms or that any third parties with whom we enter into such arrangements will be successful in marketing and promoting our technologies and prototypes.

OUR FUTURE REVENUES ARE DEPENDENT ON THE ACCEPTANCE OF OUR TECHNOLOGIES AND PROTOTYPES.

If we do not exchange all of the issued and outstanding shares of our operating subsidiaries, as we currently believe we will be forced to do on November 26, 2002, our future revenues and our ability to generate profits in the future will be substantially dependent upon the widespread acceptance and use of the prototypes built using our technologies. There can be no assurance that the prototypes built using our technologies will become widely accepted or that a sufficiently broad base of consumers will use the machinery based on our prototypes.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, our Company carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, including our Company's President, Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Company's President, Chief Executive Officer and Chief Financial Officer concluded that our Company's disclosure controls and procedures are effective. There have been no significant changes in our Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date our Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Changes in Securities.

Recent Sales of Unregistered Securities

On August 22, 2002, we issued 100,000 common shares at a price of $1.00 per share to 1 investor, who we had reasonable grounds to believe was an accredited investor, capable of evaluating the merits and risks of this investment, and who acquired the shares for investment purposes The transaction was private in nature, and the shares were issued in reliance upon Regulation S of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

We borrowed $25,500 on April 4, 2002 Zmax Capita Corp., evidenced by a promissory note which bears interest at 2% per month. The promissory note matured July 4, 2002 but was not repaid on July 4, 2002. No action has been taken by the lender to realize on the promissory note.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On June 17, 2002, we appointed Finley Foster our Chief Operating Officer. On September 10, 2002 Mr. Foster was appointed as our President and Chief Executive Officer. Accordingly, Mr. Andrew Schwab resigned as President and Chief Executive Officer on October 1, 2002. Mr. Schwab continues to act as our Secretary and Treasurer and a director of our company.

Mr. Finley Foster resigned from his offices as our President and Chief Executive Officer on November 4, 2002. Mr. Stuart Jensen resigned from our Board of Directors effective November 6, 2002, Mr. Joel Dumaresq resigned effective November 7, 2002 and Dr. Noel Brown resigned from our Board of Directors effective November 8, 2002. On November 16, our Board of Directors re-appointed Mr. Andrew Schwab as our President.

Item 6. Exhibits and Reports on Form 8-K.

Form 8-K Current Reports

On August 14, 2002, we filed a current report on Form 8-K announcing the filing of our Form 10-QSB Quarterly Report for the period ended June 30, 2002 with the United States Securities and Exchange Commission. In connection with the new legislation that requires our Chief Executive Officer and Chief Financial Officer to certify periodic reports that contain financial statements, we attached as exhibit 99.1 to the Form 8-K Current Report the Certification of the President, Secretary and Treasurer.

On September 13 , 2002, we filed a current report on Form 8-K announcing the appointment of Finley B. Foster to the position of President and Chief Executive Officer, effective October 1, 2002. Andrew Schwab, the current President resigned his position effective October 1, 2002 but remained as Secretary, Treasurer and a Director of our company. Mr. Foster has over 30 years of experience in management of energy and high technology public and private companies. He was co-founder, president and CEO of United Energy Services Corporation, a wholly-owned subsidiary of Gilbert Associates Inc., a company which provides a wide range of operations, engineering, construction and consulting services to producers. He was formerly Chief Operating Officer of FutureNext Consulting, President and Chief Operating Officer of SuperDistribution, Inc. and Chief Operating Officer of MicroStar Company Inc. Mr. Foster is currently our Chief Operating Officer.

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

SUN POWER CORPORATION

/s/ Andrew Schwab
By:___________________________
Andrew Schwab, President, Secretary,
Treasurer and Director
November 19, 2002

/s/ Milton Datsopoulos
By:______________________________
By: Milton Datsopoulos, Director
Date: November 19, 2002

/s/ Dana Hansen
By: ____________________________
By: Dana Hansen, Director
Date: November 19, 2002

CERTIFICATION

I, Andrew Schwab, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Sun Power Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ Andrew Schwab

_______________________________

Andrew Schwab, President,

Chief Executive Officer and
Chief Financial Officer