Form 10KSB
period 2002-12-31
SUN POWER CORP
filed 2003-04-15
CIK 1097805

This Form 10-KSB is the subject of a Form 12b-25

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____    to _____

Commission file number  000-27853

SUN POWER CORPORATION
(Name of small business issuer in its charter)
Nevada	86-0913555
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
414 Viewcrest Road Kelowna, British Columbia	V1W 4J8
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  800.537.4099

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered under Section 12(g) of the Exchange Act:
Common shares, without par value
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

State issuer's revenues for its most recent fiscal year.  $233

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

11,778,000 common shares @ $0.165 (1) = $1,943,370
(1) Average of bid and ask closing prices on March 28, 2003

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

32,681,000 common shares, without par value outstanding as of March 28, 2003

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART 1

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

As used in this annual report on Form 10-KSB, the terms "we", "us", "our", and "Sun Power" mean Sun Power Corporation.

All dollar amounts refer to U.S. dollars unless otherwise indicated.

Business Development

We are a Nevada corporation formed on August 20, 1996 under the name "Hayoton Company Incorporated" as a management company for resorts and hotel properties. On September 24, 1996, we changed our name from "Hayoton Company Incorporated" to "Hyaton Company Incorporated" and then to "Hyaton Organics Inc." on October 21, 1999. On November 1, 2001, we changed our name to "Sun Power Corporation".

On November 26, 2001, we acquired all of the issued and outstanding shares of Sunspring, Inc., a Nevada company, from Solar Energy Limited in exchange for 2,000,000 shares of our common stock and 8,000,000 shares of our Series A Preferred Stock. On that same date, we acquired all of the issued and outstanding shares of Renewable Energy Corporation, a New Mexico corporation, from Renewable Energy Limited in exchange for 2,000,000 shares of our common stock and 8,000,000 shares of our Series B Preferred Stock. Sunspring, Inc. and Renewable Energy Corporation were developing proprietary technologies through which we eventually intended to sell alternative or "green" electricity.

A condition contained in the Agreement pursuant to which we acquired Sunspring, Inc. required that we fund Sunspring, Inc. with operating capital for the year following the closing pursuant to an agreed budget and, if we failed to do so, Solar Energy Limited would have the right to repossess all of the shares of Sunspring, Inc. on November 26, 2002. A similar condition contained in the Agreement pursuant to which we acquired Renewable Energy Corporation required that we fund Renewable Energy Corporation with operating capital for the year following the closing pursuant to an agreed budget and, if we failed to do so, Renewable Energy Limited would have the right to repossess all of the shares of Renewable Energy Corporation on November 26, 2002.

On or about November 20, 2002, Solar Energy Limited gave us notice that we had failed to fund Sunspring, Inc. as we were required to do and they exercised their right to repossess the shares of Sunspring, Inc. On that same date, Renewable Energy Limited gave us notice that we had failed to fund Renewable Energy Corporation as we were required to do and they exercised their right to repossess the shares of Renewable Energy Corporation. On December 6, 2002, we returned all of the issued and outstanding shares of Sunspring, Inc. to Solar Energy Limited and received, in return, the 8,000,000 shares of our Series A Preferred Stock that we had issued to Solar Energy Limited as a part of the purchase price. Concurrently, we returned all of the issued and outstanding shares of Renewable Energy Corporation to Renewable Energy Limited and received, in return, the 8,000,000 shares of our Series B Preferred Stock that we had issued to Renewable Energy Limited as a part of the purchase price.

Recent Developments

By an Assignment of Purchase Option Agreement dated December 16, 2002, we acquired all of the purchaser's rights under a Purchase Option Agreement dated November 27, 2002. This Purchase Option Agreement grants to our company an option to purchase all of the issued and outstanding shares of Minera Real de Cosalá SA de CV from Ms. Maria de los Dolores Ernestina Hernandez Leal and Ms. Ana Lucia Guinea Hernandez, together with a parcel of land and improvements (consisting of an office and a mill) owned by Ms. Ana Lucia Guinea Hernandez and an additional parcel of land and improvements (consisting of a residential dwelling) owned by Ms. Laura Cecilia Guinea Hernandez, although Ms. Laura Cecilia Guinea Hernandez is not a signatory to the Purchase Option Agreement.

Minera Real de Cosalá SA de CV is a Mexican corporation that owns legal and beneficial title to certain mineral exploration and exploitation rights, mining concessions and licenses and a mill which, together with the land and improvements owned by Ms. Ana Lucia Guinea Hernandez, constitute the recently closed La Verde copper-silver mine. The La Verde mine is located approximately 21 kilometres from the town of Cosalá, in the state of Sinaloa, Mexico. Cosalá has a population of approximately 18,000 people.

In consideration for the assignment to us of the Purchase Option Agreement, we paid our assignor, STS Trading Services Inc., $250,000 in the form of one million restricted common shares of our company at a deemed value of $0.25, and we agreed to pay STS Trading Services Inc. an additional $750,000, in the form of an additional three million restricted common shares of our company, if and when we complete the purchase of the La Verde mine as described in the Purchase Option Agreement. In addition, we agreed to file a registration statement with the Securities Exchange Commission registering all of the restricted common shares that we issue to STS Trading Services Inc. pursuant to the Assignment of Purchase Option Agreement. If we do not file this registration statement within six months after we complete the purchase of the La Verde mine pursuant to the Purchase Option Agreement, we will be required to issue, as a penalty for each month of delay thereafter, such number of our common shares as is equal to one percent of the number of shares that, at the time of calculation, have already been issued to STS Trading Services Inc. pursuant to the Assignment of Purchase Option Agreement.

We may exercise our purchase option at any time up to March 27, 2003, although we have the right to extend this period for two successive 30-day periods by delivering a written notice of extension to the vendors prior to the expiration of the then-current period. We are required to pay all taxes on the mining rights and properties during the term (and any extension) of our purchase option, up to a maximum of $25,000. We are required to begin negotiating and drafting a formal purchase agreement on or before March 27, 2003, and we are required to complete the purchase on or about June 25, 2003. The Purchase Option Agreement is subject to the execution of a formal share purchase agreement, which the parties have agreed to negotiate expeditiously and in good faith but, if we fail to do so, our company has the right to waive the requirement for a formal agreement.

If we exercise our purchase option, we will be required to pay an aggregate purchase price equal to the sum of $5,000,000 less the current and long term liabilities of Minera Real de Cosalá SA de CV and the land and improvements owned by Ms. Ana Lucia Guinea Hernandez and Ms. Laura Cecilia Guinea Hernandez as at the closing date.

The La Verde mine was operated almost continuously from 1972 to 2001, producing copper and silver ore for processing into concentrate at the mine's mill. When the mine was shut down in mid-2001, it was producing ore at approximately 200 tons per day. We believe that the mill currently has the capacity to process approximately 350 tons of ore per day.

The La Verde mine has been on a care and maintenance program since its closure in mid-2001. It was closed in mid-2001 due to financial problems at Grupo México's San Luis Potosi smelter, to whom all of the ore concentrate from the La Verde mine was sold. The current owner of the La Verde mine, under a new smelter contract with Nexxtrade, SA de CV, a metals trading company based in México City, is planning to re-start mine and mill production in late April, 2003.

Our company is in the process of conducting a due diligence review of the mine, the corporate books and records of Minera Real de Cosalá SA de CV and the land and improvements owned by Ms. Ana Lucia Guinea Hernandez and Ms. Laura Cecilia Guinea Hernandez.

Principal Products:

Silver

Silver is both an industrial and precious metal. As an industrial metal, demand is driven by global industrial production, particularly in high-tech industries where its superb heat and electrical conductivity give it many applications in computers, batteries and cell phones.

Sterling silver contains 92.5% silver. It is commonly alloyed with gold or copper for manufacture of jewellery and silverware. As a precious metal, silver is also used in coinage programs in many countries. The US Strategic Defence Stockpile contained approximately 2 billion ounces of silver after World War II. The last of this silver was delivered to the US Mint in 2001. Silver for future US coinage programs will be sourced from open market purchases.

One of the most promising properties of silver is its bactericidal quality. In ionic form, silver kills bacteria by breaking down their cell walls, yet it is inert in the human body. No silver-resistant bacterial strains are known to exist. Besides the more commonly known silver medicinal uses in eye drops, nasal spray and burn ointments, silver is replacing the use of chlorine, which is now suspected to have long-term toxic effects, in water filtration systems for hospitals, apartments, pools, schools and municipalities.

Silver has the highest electrical conductivity of all metals. In fact silver defines conductivity - all other metals are compared against it. Silver possesses the unique ability to not spark, making its use in electrical contacts irreplaceable. Silver has the unique ability to "wet" (join) many metals. It is this quality that consumes silver in many soldering and brazing applications. Silver is replacing tin/lead solders in many applications -- for its higher conductivity and to eliminate the use of lead for environmental reasons. Silver tape is a critical component of high temperature superconductive wires, which can carry more electrical current than conventional wire bundles, with far less resistance and in a fraction of the space.

A primary factor affecting the price of silver is the available supply versus fabrication demand. In recent years, fabrication demand has greatly outpaced mine production forcing market participants to draw down existing stocks to meet demand. As these available sources continue to decline, silver's fundamentals continue to strengthen. However, silver's price can also be affected by changes in things such as the gold price, inflation (real or perceived), changing values of paper currencies, and fluctuations in deficits and interest rates.

Silver is a commodity that is traded 24 hours a day in the world's market centres - London, Zurich, New York, Chicago and Hong Kong.

México is the largest silver producer in the world, contributing approximately 17% of the world's annual silver production.

Copper

Copper is one of the oldest metals ever used and has been one of the important materials in the development of civilisation. Because of its properties, singularly or in combination, of high ductility, malleability, and thermal and electrical conductivity, and its resistance to corrosion, copper has become a major industrial metal, ranking third after iron and aluminium in terms of annual consumption. The versatility of this metal makes it one of the world's most useful natural resources. Alloyed with other metals, it can acquire additional invaluable characteristics such as hardness, tensile strength and still greater resistance to corrosion.

Building construction is the single largest market for copper, followed by electronics and electronic products, transportation, industrial machinery, and consumer and general products. Electrical uses of copper, including power transmission and generation, building wiring, telecommunication, and electrical and electronic products, account for about three quarters of total copper use. Copper piping is used for supplying water in residential, commercial and public buildings. It can help inhibit the growth of bacteria, viruses and fungi, thus contributing to the quality of water. The metal's long-established use for roofing and cladding buildings is accentuated in the modern architect's renewed interest in copper for its natural properties and, perhaps especially, for its excellent resistance to atmospheric corrosion. Copper by-products from manufacturing and obsolete copper products are readily recycled and contribute significantly to copper supply.

Copper is an internationally traded commodity, and its price is effectively determined by the two major metals exchanges -- the New York Commodity Exchange ("COMEX") and the London Metal Exchange ("LME").

Significant Customers

We are in the very preliminary stages of identifying purchasers for the ore concentrate. So far, we have identified Glencore International AG, Trafigura and Teck-Cominco Ltd.

Glencore is a privately-owned Swiss company involved in mining, smelting, refining, processing and marketing of metals and minerals, energy products and agricultural products. Glencore trades commodities on a global basis, purchasing as principal from producers and selling to industrial consumers.

Trafigura, established in 1993, is a private group of companies trading in crude oil, petroleum products, natural gas, metals, minerals, electricity and other commodities.

Teck Cominco Limited is a Canadian-based integrated natural resource group whose principal activities are mining, smelting and refining.

Competition:

The La Verde copper-silver mine is the only copper-silver mine in the state of Sinaloa, Mexico, and it is a very small producer when compared with other producers

The La Verde copper-silver mine is the only copper-silver mine in the state of Sinaloa, Mexico, and it is a very small producer when compared with other producers. If we complete our acquisition of the mine and we complete all of our proposed upgrades and expansions to the mine and the mill, the mine will produce approximately 600 tonne per day and the mill will produce 2,025,502 ounces of silver a year and 3,922,127 pounds of copper. By way of contrast, the Apex Silver mine located in San Cristobal, Colombia, produces 40,000 tons of silver ore per day, and 27,000,000 ounces of silver per year and global production of silver concentrate is approximately 590,000,000 ounces (of which mines in Mexico are responsible for approximately 17%).

At present smelter operators in South Korea, China, the United States and Europe are purchasing all available silver concentrates and it does not appear that production from the La Verde mine will impact current supply and demand. We believe that production from the La Verde mine can be easily sold to smelters at attractive prices. We believe that production from the La Verde mine will not have any impact on the price of copper or silver on world markets, nor will the mine compete in any material way with any other producers.

Government Regulation:

Mexico's Federal Constitution provides that the federal government owns all subsurface mineral and petroleum resources. Through the Secretaria de Comercio y Fomento Industrial (the Ministry of Commerce and Development), the Mexican government issues licenses, referred to as concessions, for the exploration and exploitation of minerals to persons of Mexican nationality, including natural persons and Mexican corporations. The Foreign Investment Act of 1993 permits foreign investors to own up to 100% of the stock of a Mexican corporation engaged in mineral exploration and exploitation in Mexico.

Holders of mining concessions are not permitted to hinder or restrict the surface owners from use of their property, so it is ordinary practice for the holder of a mining concession to own title to the surface rights of the land covered by the mining concession.

There are three types of mining concession issued by the Mexican government: a Beneficial Plant Concession, an Exploration Concession and an Exploitation Concession.

A Beneficial Plant Concession permits the holder to process (smelter) minerals acquired by them or by third parties pursuant to Exploitation Concessions. An Exploration Concession gives to the holder the right to explore for minerals of the type specified in the Concession, while an Exploitation Concession gives to the holder the right to exploit minerals. Exploration Concessions may be issued for a term of up to six years, while Exploitation Concessions may be issued for a term of up to 50 years.

Minerals taken pursuant to an Exploitation Concession belong to the holder of the Concession, but they are taxed by the Mexican government at an income tax rate of approximately 35% of the net income (determined as per Mexican law and regulation).

Persons engaged in mining in Mexico may also be subject to additional taxes, including a Value Added Tax of up to 15%, a Social Security Tax, a Retirement Savings Tax, an Employee Housing Tax, local (municipal) taxes, and other miscellaneous taxes including customs levies, transfer taxes, vehicle taxes and real estate holding taxes.

Item 2. Description of Property.

Our administrative offices are located at 414 Viewcrest Road, Kelowna, British Columbia in the home office of our President, Andrew Schwab. These premises are provided to us by Mr. Schwab on a rent free basis at this time. If we close the acquisition of the La Verde mine, we plan to locate additional offices at the mine near Cosalá, Mexico.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report and any other filings we have made in the past or that we may make with the United States Securities and Exchange Commission in the future before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

If We Do Not Obtain Financing, We Will Not Be Able To Purchase the La Verde Mine And Implement Our Business Plan

We do not currently have any operations, cash or income, although our business plan anticipates that we will acquire, upgrade and commence operation of the La Verde mine at a projected cost of approximately $7,700,000. Of this amount, we anticipate that we will require approximately $5,000,000 to acquire the La Verde mine, and the balance of $2,700,000 should pay for initial upgrades and the commencement of operations. Our only source for raising all or any part of these funds is through an offering of debt or equity.

We have proposed a $10,000,000 bond offering in Europe, the proceeds of which we intend to use to acquire, upgrade and expand the La Verde mine, as well to provide our company with on-going working capital. We have not received any firm commitments for financing under this proposal.

We may not be able to obtain equity or debt financing. Even if financing is available it may not be available on terms that are favourable to us or in amounts sufficient to satisfy our requirements. If we are unable to obtain financing in amounts sufficient to permit the acquisition of the La Verde mine, then we will not be able to purchase the mine. Similarly, if we are unable to raise the additional amounts needed to upgrade or expand the existing mine and mill, we will be unable to implement our business plan.

If the costs of the acquisition, upgrade and operation of the La Verde mine are greater than we currently anticipate, we may be required to raise more than the $10,000,000 that we are currently seeking to raise. Also, if we require, but are unable to obtain, additional financing in the future for operations, additional upgrades to the La Verde mine or other cash requirements, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results, and compete effectively. More importantly, if we are unable to raise further financing when required, our operation of the mine may have to be scaled down or even discontinued.

We Have A History Of Losses And No Operating Results, Which Raises Substantial Doubt About Our Ability To Continue As A Going Concern.

We have suffered recurring losses and we have not generated any profit since inception. At December 31, 2002, we had a working capital deficiency of $406,203 and a stockholders' deficiency of $2,171,229. We do not expect positive cash flow from operations in the near term and there is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, if we successfully acquire the La Verde mine, our future operating results may be subject to significant fluctuation due to many factors not within our control, such as the actual cost of the acquisition and the subsequent upgrade and expansion of the La Verde mine, staffing, identifying and negotiating agreements with customers, market demand for our products, metals prices and the level of competition and general economic conditions.

Even if we successfully acquire and upgrade the La Verde mine, we expect to incur operating losses and negative cash flow until production and processing of the ore reaches a volume sufficient to generate a profit. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors' report on the December 31, 2002 consolidated financial statements, which are included with this annual report on Form 10-KSB.

Because We Have Not Yet Commenced Business Operations, We Face A High Risk of Business Failure

We were incorporated in August, 1996 and to date have been involved primarily in organizational, research and development activities. Any revenues that we have earned as at the date of this annual report have been nominal and have not been as the result of operations. The likelihood of our success must be considered in light of the problems, expenses, difficulties, structuring complications and delays that may be encountered as we attempt to implement our plan to acquire, upgrade, expand and operate the La Verde mine and similar operating resource properties. These potential problems include, by way of example and not in limitation, unanticipated problems in conducting our due diligence reviews and in completing the transaction, as well as those we might experience when we attempt to upgrade and expand the mine, difficulties in identifying and negotiating economically feasible arrangements with customers to which we can sell and deliver ore concentrate, staffing and additional costs, expenses and logistics. We have no operating history upon which to base any assumption that we will prove successful, and we can provide investors with no assurance that we will successfully acquire, upgrade and expand the La Verde mine, generate any operating revenues or achieve profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

Even If We Successfully Acquire the La Verde Mine, Mining Is An Inherently Speculative Business And There is A Substantial Risk That Our Business May Thereafter Fail

We can provide investors with no assurance that the La Verde mine contains commercially exploitable reserves of copper and silver or any other mineral. Exploration for and exploitation of minerals is a speculative venture involving substantial risk. The expenditures that we propose to make in order to acquire, upgrade and expand the La Verde mine may not result in the discovery of sufficient quantities of copper and silver bearing ore. Mine development and operation frequently involves discovery of unexpected problems, expenses and delays. Our ability to successfully acquire the La Verde mine, and to upgrade and expand its production capabilities, sell ore concentrate, generate operating revenue and eventually a profit will depend on our ability to, among other things:

1. obtain financing of at least $7,700,000 to enable the acquisition of, and upgrades to, the existing La Verde mine and mill;

2. confirm the existence of sufficient ore reserves to justify the expansion of the mine and mill;

3. modify the existing mine and mill to increase overall production capacity from the current 200 tons-per-day to approximately 600 tons-per-day;

4. begin and maintain continuous production and processing of ore and ore concentrate; and

5. contract with purchasers of ore concentrate on acceptable terms.

Other factors that may adversely affect implementation of our business plan include, by way of example and not in limitation, volatility in metals prices, general market fluctuations, regional and global copper and silver production volume, production costs, environmental remediation, reclamation, and other environmental costs, cave-ins and similar hazards, cash flow and project development risks, and government regulation, including regulation relating to prices, taxes, royalties, land tenure, land use, importation and exportation of minerals, and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our not receiving an adequate return on invested capital. The cost of these liabilities, if we experience any of them, could have a material adverse effect on our company.

We Expect To Experience Significant And Rapid Growth In The Scope And Complexity Of Our Business As We Proceed With The Development Of Our Property. If We Are Unable To Hire Staff To Handle Production And Manage Our Operations, Our Growth Could Harm Our Future Business Results And May Strain Our Managerial And Operational Resources.

We do not currently have any employees but if we complete the purchase of the La Verde mine we will need to hire a significant number of qualified employees in a very short period of time. When the La Verde mine was closed in mid-2001, it employed 27 people, most of whom,, including key personnel, resided in nearby Cosalá. There can be no guarantee that these ex-employees will be available for employment at the mine when and if it is re-opened. In addition, our business plan anticipates that after we upgrade the mill, we intend to increase production at the mine by adding a second shift, which will increase the need for employees at the mine from 27 to approximately 50. Thereafter, we intend to increase production to 600 tons per day by operating 2.5 shifts, increasing our need for qualified personnel to a total of 65. Cosalá is not a large area from which to draw a large number of qualified employees, and we may not be able to increase production at the mine if we cannot identify and hire a sufficient staff. Even if we can identify and hire sufficient staff, all new employees will require training, and this may delay the commencement of operations or the expansion of production capacity.

If Our Due Diligence Review Does Not Confirm That The La Verde Mine Fits Our Business Plan Criteria, We May Not Complete The Purchase. If We Do Not Complete The Purchase Of the La Verde Mine, Our Business May Fail

Our business plan anticipates the acquisition of resource properties with historic positive cash flow and profit, low cost production, expandable reserves and the ability to increase production and cash flow through project financing. We are still conducting our due diligence review of the La Verde mine. When we have finished our due diligence, we may find that the mine does not fit within the criteria that we have established in our business plan and we may choose not to complete the purchase of the La Verde mine. If we do not purchase the La Verde mine, we will not be able to generate any revenue and our company could fail.

Substantially All Of Our Assets, One Of Our Directors And All Of Our Officers Are Outside The United States, With The Result That It May Be Difficult For Investors To Enforce Within The United States Any Judgments Obtained Against Us Or Any Of Our Directors Or Officers.

Substantially all of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, one of our directors and a majority of our officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Our common stock currently trades on a limited basis on the OTC Bulletin Board and the Frankfurt Stock Exchange. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our ability to continue our normal operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our operations. Such reductions would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

Our Articles of Incorporation and Bylaws and Nevada law contain provisions that could delay or prevent a change of control and could limit the market price of our common stock.

Our authorized capital stock consists of 100,000,000 shares of common stock and 25,000,000 shares of preferred stock. To date, our Series A, Series B and Series C preferred stock has been designated. No shares of our Series A or Series B preferred stock is outstanding, although 1,554,562 shares of our Series C Preferred Stock are issued and outstanding. Our board of directors, without any action by stockholders, is authorized to designate and issue shares of preferred stock in any class or series as it deems appropriate and to establish the rights, preferences and privileges of these shares, including dividends, liquidation and voting rights. The rights of holders of shares of preferred stock that may be issued may be superior to the rights granted to the holders of existing shares of our common stock. Further, the ability of our board of directors to designate and issue such undesignated shares could impede or deter an unsolicited tender offer or takeover proposal and the issuance of additional shares having preferential rights could adversely affect the voting power and other rights of holders of our common stock.

Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

If plans to phase-out the OTC Bulletin Board are implemented, we may not qualify for listing on the proposed Bulletin Board Exchange or any other marketplace, in which event investors may have difficulty buying and selling our securities.

We understand that in 2003, subject to approval of the Securities and Exchange Commission, the NASDAQ Stock Market intends to phase-out the OTC Bulletin Board, and replace it with the "Bulletin Board Exchange" or "BBX". As proposed, the BBX will include an electronic trading system to allow order negotiation and automatic execution. The NASDAQ Stock Market has indicated its belief that the BBX will bring increased speed and reliability to trade execution, as well as improve the overall transparency of the marketplace. Specific criteria for listing on the BBX have not yet been finalized, and the BBX may provide for listing criteria which we do not meet. If the OTC Bulletin Board is phased-out and we do not meet the criteria established by the BBX, there may be no market on which our securities may be included. In that event, shareholders may have difficulty reselling any of the shares they own.

If We Become Subject To Burdensome Government Regulation Or Other Legal Uncertainties, Our Business Could Be Negatively Affected

There are several governmental regulations that materially restrict the use and development of ore. In addition, the legal and regulatory environment that pertains to the exploration of ore is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from exploring or developing ore deposits. The growth of demand for ore may also be significantly slowed. This could delay growth in potential demand for and limit our ability to generate revenues. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

The War In Iraq And Recent Terrorist Attacks May Have An Adverse Effect On Our Business.

The terrorist attacks in New York and Washington, D.C. on September 11, 2001 and the commencement of hostilities in Iraq may have adverse effects on business, financial and general economic conditions for an indefinite period. These effects may, in turn, adversely affect our business, results and operations. At this time, however, we are not able to predict the nature, extent and duration of these effects on overall economic conditions or on our business and operating results.

We Are Subject To Certain Mexican Legal Matters

In Mexico, the exploration and exploitation of minerals may only be carried out by individuals of Mexican nationality, or by companies incorporated in accordance with Mexican law, through mining concessions granted by the Secretariat of Economy. Mining operations in México are subject to inspection and regulation under provisions of the Federal Mine Safety and Health Act of 1977.

Government regulation of smelters to which we may sell our ore concentrates and other products in and outside México has substantially increased over the past several years. We have no control over the smelters' operations or their compliance with environmental laws and regulations. If the smelting capacity is significantly reduced due to government regulation, our ability to sell our ore concentrate could also be adversely affected.

The La Verde mine is located in Mexico and is therefore subject to local political and economic risks, exchange controls, currency fluctuations and taxation. México has from time to time experienced economic or political instability. Consequently, exploration, development and production activities at the mine could be substantially affected by factors beyond our control any of which could materially adversely affect our financial position or results of operations.

Insider Control Of Common Stock.

As of March 28, 2003, one of our shareholders beneficially owned approximately 63.49% of our outstanding common shares. As a result, this shareholder will be able to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control.

We Do Not Expect To Declare Or Pay Any Dividends.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future.

Since Our Shares Are Thinly Traded, And Trading On The OTC Bulletin Board May Be Sporadic Because It Is Not An Exchange, Stockholders May Have Difficulty Reselling Their Shares.

Our common shares are currently listed for public trading on the Nasdaq Stock Market, Inc.'s OTC Bulletin Board and the Berlin Stock Exchange. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies, especially those with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if initiated, could result in substantial costs for us and a diversion of management's attention and resources.

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

RESEARCH AND DEVELOPMENT ACTIVITIES

Over the past two fiscal years, we have expended a total of $351,657 on research and development activities, as follows:
Year Ended	Total Funds Expended
December 31, 2002	$324,871
December 31, 2001	$26,786

EMPLOYEES

As at the date of this annual report, we have no employees. We have retained seven consultants to assist us in our due diligence evaluation of the La Verde mine.

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

Item 4. Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year December 31, 2002.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the OTC Bulletin Board under the symbol "SNPW" and the Berlin Stock Exchange under the symbol "SJP". Our common stock began quotation on the OTC Bulletin Board on September 30, 1998 under the trading symbol "HYTN", and on November 8, 2001, following our name change, began quotation under the new symbol "SNPW". On January 4, 2002, our common stock became listed and posted for trading on the Berlin Stock Exchange under the symbol "SJP". The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low prices of our common stock, as listed on the OTC Bulletin Board (obtained from Canada Stockwatch), and on the Berlin Stock Exchange (obtained from Berlinr Freiverkehr (Aktien) AG) for each full financial quarter for the two most recent full fiscal years were as follows:
OTC Bulletin Board			Berlin Stock Exchange
Quarter Ended	High(1)	Low(1)	Quarter Ended	High(1) (Euro$)	Low(1) (Euro$)
December 31, 2002	$1.07	$0.07	December 31, 2002	$1.00	$0.07
September 30, 2002	$1.90	$0.48	September 30, 2002	$2.00	$0.60
June 30, 2002	$2.55	$1.70	June 30, 2002	$2.95	$1.60
March 31, 2002	$3.00	$2.35	March 31, 2002	$3.25	$2.67
December 31, 2001	$4.50	$1.01	December 31, 2001	N/A	N/A
September 30, 2001	$2.00	$1.00	September 30, 2001	N/A	N/A
June 30, 2001	$1.00	$1.00	June 30, 2001	N/A	N/A
March 31, 2001	$1.00	$1.00	March 31, 2001	N/A	N/A

(1) Such over-the-counter market quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

Our common shares are issued in registered form. Interwest Transfer Co. Inc., PO Box 17136, Salt Lake City, Utah 84117 (Telephone: 801.272.9294, Facsimile: 801.585.7569) is the registrar and transfer agent for our common shares.

As of March 28, 2003, we had 32,681,000 shares of common stock outstanding and approximately 28 stockholders of record.

DIVIDEND POLICY

We have not declared or paid any cash dividends since inception. We intend to retain future earnings, if any, over the foreseeable future for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future. Although there are no restrictions that limit our ability to pay dividends on our common shares, for the next year, we intend to retain future earnings for use in our operations and the expansion of our business.

ISSUANCE OF UNREGISTERED SECURITIES

On July 18, 2002, we issued 25,000 of our common shares to North Central Capital Corporation in settlement of an obligation to pay for consulting services that were rendered on or about August 1, 2001.

EQUITY COMPENSATION PLAN INFORMATION

Our 2001 Stock Option Plan was adopted and approved by our shareholders on September 24, 2001. Our 2002 Stock Option Plan was adopted and approved by our shareholders on March 28, 2002. The following table provides a summary of the number of options granted under our 2001 Stock Option Plan, the weighted average exercise price and the number of options remaining available for issuance all as at December 31, 2002. To date, no options have been issued under our 2002 Stock Option Plan.
	Number of securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,330,000	$1.70	6,870,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Item 6. Management's Discussions and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report on Form 10-KSB.

General

We acquired our wholly owned subsidiary - Sunspring, Inc. - from Solar Energy Limited in November, 2001. At the same time, we acquired our other wholly owned subsidiary - Renewable Energy Corporation - from Renewable Energy Limited. A condition contained in the Agreement pursuant to which we acquired Sunspring, Inc. required that we fund Sunspring, Inc. with operating capital for the year following the closing pursuant to an agreed budget and, if we failed to do so, Solar Energy Limited would have the right to repossess all of the shares of Sunspring, Inc. on November 26, 2002. A similar condition contained in the Agreement pursuant to which we acquired Renewable Energy Corporation required that we fund Renewable Energy Corporation with operating capital for the year following the closing pursuant to an agreed budget and, if we failed to do so, Renewable Energy Limited would have the right to repossess all of the shares of Renewable Energy Corporation on November 26, 2002.

On or about November 20, 2002, Solar Energy Limited gave us notice that we had failed to fund Sunspring, Inc. as we were required to do and they exercised their right to repossess the shares of Sunspring, Inc. On that same date, Renewable Energy Limited gave us notice that we had failed to fund Renewable Energy Corporation as we were required to do and they exercised their right to repossess the shares of Renewable Energy Corporation. On December 6, 2002, we returned all of the issued and outstanding shares of Sunspring, Inc. to Solar Energy Limited and received, in return, the 8,000,000 shares of our Series A Preferred Stock that we had issued to Solar Energy Limited as a part of the purchase price. Concurrently, we returned all of the issued and outstanding shares of Renewable Energy Corporation to Renewable Energy Limited and received, in return, the 8,000,000 shares of our Series B Preferred Stock that we had issued to Renewable Energy Limited as a part of the purchase price. All of these 8,000,000 shares of Series A and 8,000,000 shares of Series B Preferred Stock have been cancelled and returned to Treasury.

After returning all of the issued and outstanding shares of Sunspring, Inc. and Renewable Energy Corporation to the respective vendors, we shifted our focus to the identification of resource properties that meet the following acquisition criteria: historic positive cash flow and profit, low cost production, expandable reserves and the ability to increase production and cash flow through project financing.

By an Assignment of Purchase Option Agreement dated December 16, 2002, we acquired all of the purchaser's rights under a Purchase Option Agreement dated November 27, 2002. This Purchase Option Agreement grants to the holder of the option, which is now our company, an option to purchase all of the issued and outstanding shares of Minera Real de Cosalá SA de CV from Ms. Maria de los Dolores Ernestina Hernandez Leal and Ms. Ana Lucia Guinea Hernandez, together with a parcel of land and improvements (consisting of an office and a mill) owned by Ms. Ana Lucia Guinea Hernandez and an additional parcel of land and improvements (consisting of a residential dwelling) owned by Ms. Laura Cecilia Guinea Hernandez, although Ms. Laura Cecilia Guinea Hernandez is not a signatory to the Purchase Option Agreement.

Minera Real de Cosalá SA de CV, a Mexican corporation, owns a collection of mining claims and related assets located in the State of Sinaloa, Mexico which, together with the land and improvements owned by Ms. Ana Lucia Guinea Hernandez, constitute the recently closed La Verde copper and silver mine. Subject to confirmation by our due diligence review, we believe that the La Verde mine will meet our acquisition criteria.

We may exercise our purchase option at any time up to March 27, 2003, although we have the right to extend this period for two successive 30-day periods by delivering a written notice of extension to the vendors prior to the expiration of the then-current period. We are required to pay all taxes on the mining rights and properties during the term (and any extension) of our purchase option, up to a maximum of $25,000. We are required to begin negotiating and drafting a formal purchase agreement on or before March 27, 2003, and we are required to complete the purchase on or about June 25, 2003.

If we exercise our purchase option, we will be required to pay an aggregate purchase price equal to the sum of $5,000,000 less the current and long term liabilities of Minera Real de Cosalá SA de CV and the land and improvements owned by Ms. Ana Lucia Guinea Hernandez and Ms. Laura Cecilia Guinea Hernandez as at the closing date.

We have commissioned a technical and financial report and we are currently in the process of completing business, corporate and legal due diligence reviews. All preliminary reports have been positive, and we anticipate that we will conclude that the acquisition of the La Verde mine will be in the best interest of our company.

We do not currently have the funds required to pay the taxes that we are required to pay pursuant to the terms of the Purchase Option Agreement, nor do we have the funds with which to purchase, upgrade or expand the La Verde mine. We are proposing the placement of a $10,000,000 bond offering in Europe, but the terms of any such offering are still being negotiated. Even if we successfully negotiate the terms of our proposed bond offering, we cannot predict whether we can raise all or any portion of the proposed amount. We intend to apply any proceeds raised to the acquisition, upgrade and expansion of the La Verde mine, as well as to provide our company with operating capital during the next 12 months.

Results of Operations

Fiscal Year Ended December 31, 2002 Compared to Fiscal Year ended December 31, 2001

Revenues. We generated revenues of $223 for the year ended December 31, 2002 compared to revenues of $242 for the year ended December 31, 2001.

Expenses. Total expenses for the year ended December 31, 2002 were $2,276,974 compared to total expenses of $871,870 for the year ended December 31, 2001. Management, consulting, professional and corporate development fees increased $299,151 over the prior year to $1,043,733. This increase can be attributed to our activities related to the acquisitions of Sunspring, Inc. and Renewable Energy Corporation and to the recent change of business.

Net loss. We incurred a net loss of ($2,051,357) for the year ended December 31, 2002 as compared to a net loss of $(1,116,164) for the year ended December 31, 2001. The increase in the net loss is due to the our activities relative to the development of the technologies of Sunspring Inc. and Renewable Energy Corporation and the increase in consulting and other professional fee expenses.

As of December 5, 2002, we restructured our interest in Sunspring Inc. and Renewable Energy Corporation, our former subsidiaries, such that we are no longer actively involved in the operations of those companies.

Liquidity and Capital Resources

As noted, as of December 5, 2002, we restructured our interest in Sunspring Inc. and Renewable Energy Corporation, our former subsidiaries, such that we are no longer actively involved in the operations of those companies.

During fiscal 2002, we used $1,091,827 in cash to fund operations as compared to $289,030 in fiscal 2001.

Accounts receivable decreased by $25,000 at December 31, 2002, down from $25,100 at December 31, 2001.

In fiscal 2002, we incurred a gain of $62,494 due to the disposition of Sunspring, Inc., and a gain of $162,900 due to the disposition of Renewable Energy Corporation.

Accounts payable and accrued liabilities, excluding amounts for which agreements haven been entered into to settle by the issuance of common shares, decreased to $238,604 from $301,021 due to legal, accounting and consulting fees in regards to the acquisition and disposition of Sunspring, Inc. and Renewable Energy Corporation, as well as our change of business. Loans from related parties decreased to $145,722 from $2,137,218, primarily due to the conversion of a loan due to Mr. Richard Bullock into 1,554,562 of our Series C Preferred Shares during 2002.

At December 31, 2002, we had a working capital deficiency of $406,203 as compared to $2,176,023 at December 31, 2001. This decrease in deficiency is primarily due to our having reached agreements to issue our common shares in exchange for debt.

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

Plan of Operation for the 12 months Ending December 31, 2003

Our business plan, which is still in the process of being finalized, anticipates that we will complete the purchase of the La Verde mine on or before the closing date of June 25, 2003, as is stipulated in the Purchase Option Agreement.

After we complete the purchase, we will need to upgrade the existing facilities at the mine and the mill to accommodate an initial production rate of 450 tons per day of ore. At the time that the mine and mill were shut down in mid-2001, the mine was producing ore at the rate of only 200 tons per day although the mill was capable of processing 350 tons per day. In order to upgrade the mine's production capacity to 450 tons per day, we believe that we will need to replace most of the existing mining equipment. In order to upgrade production capacity at the mill to 450 tons per day we will need to reinstall some poorly installed equipment that has historically caused production bottlenecks, unnecessary down time and breakdown maintenance. We anticipate that the upgrades to both the mine and mill to enable production at 450 tons per day should take approximately 4 months and cost approximately $1,500,000 to complete.

The mill currently consists of a jaw crusher and a cone crusher, two mill lines with ball mills, and four flotation cells. Ore from the mine is crushed in the crushers, ground in the mill and run through the flotation cells where the mineral bearing concentrate is separated from the tailings. After we have completed the planned initial upgrades to the mine and mill and commenced mining operations at 450 tons-per-day, we plan to increase production capacity to approximately 600 tons per day by adding a third mill line and ball mill to the existing mill infrastructure, with minor upgrades to the existing crusher and screening area. We anticipate that this process will require a further expenditure of approximately $1,200,000. We believe that this upgrade will result in minimal disruption to ongoing production, as the existing two mill lines can continue to operate during most of the process of installation of the third line and ball mill.

Once the mill's capacity to process ore has been increased, we plan to double and then triple the production of ore at the mine. We intend to increase production to 450 tons per day by adding a second shift of miners. When the mine was last operated in 2001, it ran a single shift and employed 27 people. We believe that a second shift will increase the number of employees required to operate the mine to 50. We believe that we can produce 600 tons per day at the mine without further equipment upgrades by operating 2.5 shifts, employing a total of approximately 65 people.

Cash Requirements

We anticipate that we will require approximately $5,000,000 to acquire the La Verde mine, together with approximately $1,500,000 over the four month period beginning at closing to upgrade production capacity at the mine to 450 tons-per-day. We estimate that we will require an additional $1,200,000 to upgrade production to 600 tons-per-day.

Exploration and Property Development

We anticipate that we will expend approximately $250,000 on mineral property exploration and development over the twelve months ending December 31, 2003.

Purchase Of Significant Equipment

We plan to replace all of the production mining fleet and equipment with good used equipment. The Mill can be upgraded to the 450 tons-per-day level by de-bottlenecking certain aspects of the plant and eliminating some poorly executed parts of the installation. Once the Mill has been brought up to full operational standards, it will be necessary to ensure that maintenance and spare parts inventory is maintained. Estimates for the improvements to the mine and mill to achieve a production level of 450 tons-per-day are approximately $1,500,000. Estimates for the improvements to the mine and mill to achieve a production level of 600 tons-per-day are approximately $1,200,000.

Employees

We do not currently have any employees. We have 7 key consultants on retainer to assist us in our transition from our former business, including our president and the various professionals who are assisting us with our due diligence review of the La Verde mine. If we acquire the La Verde mine, we will be required to hire approximately 30 employees to assist us in the upgrades planned for the four month period immediately following the closing. When we are ready to begin production at the mine, we will be required to hire approximately 50 people. When we are ready to increase our production capacity to 600 tons-per-day, we will need to hire an additional 15 people.

The La Verde mine has historically provided non-agricultural employment in the town of Cosalá. When the mine closed in 2001, it employed 27 people, including its key employees, from this area. We hope to find that the majority of these workers, including key personnel, would be available for employment at the mine when production recommences. We will need as many as 65 employees once production upgrades have been completed, and we hope to recruit and train these employees from the local area.

Future Operations

Presently, we have no revenues and we cannot meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue into fiscal 2003. We have projected that we may require an additional $10 million to fund our acquisition and upgrade of the La Verde mine, as well as to meet ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Estimated Funding Required During the Next Twelve Months
Operating expenses
Marketing	$5,000
General and Administrative	$364,000
Engineering research and development	$250,000
Capital Expenditures	$7,700,000
Working capital	$234,000
Total	$8,549,000

As at December 31, 2002, we had a working capital deficiency of $2,206,307. We plan to raise the capital required to meet our estimated funding requirements for the balance of fiscal 2003 primarily through the placement of a $10,000,000 bond offering in Europe, but we have not received any firm commitments for financing under this proposal. We do not anticipate that we will be able to satisfy any of these funding requirements internally until after such time as we have acquired and upgraded the La Verde mine and mill and begin to generate revenues.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual consolidated financial statements for the year ended December 31, 2002, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining financing, acquiring, upgrading and staffing the La Verde mine, successfully negotiating and entering into contracts for the sale of ore concentrate for the mine and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due.

Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board finalized FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. There is no impact of SFAS 144 on the Company.

In June 2002, FASB finalized FAS 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The adoption of this statement is not expected to have a material impact on the Company's financial position and results of operations. FAS 146 is effective for exit and disposal activities initiated after December 31, 2002.

In December 2002, the Financial Accounting Standards Board Issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123", ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. The Company will continue to use the intrinsic model method for employee stock-based compensation and has disclosed the information required under SFAS 148 in the Notes to its financial statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Going Concern

These consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

In order to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of the consolidated financial statements.

Item 7. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.
Independent Auditors' Report, dated March 27, 2003
Consolidated Balance Sheets as at December 31, 2002 and 2001
Consolidated Statements of Operations and Deficits for the years ended December 31, 2002 and 2001 and for the period from November 24, 1994 (inception) to December 31, 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001 and for the period from November 24, 1994 (inception) to December 31, 2002.
Notes to the Consolidated Financial Statements

Consolidated Financial Statements
(Expressed in United States dollars)

SUN POWER CORPORATION

(A Development Stage Enterprise)

Years ended December 31, 2002 and 2001
Period from inception on November 24, 1994 to December 31, 2002

Auditors' Report

To the Shareholders and Board of Directors
Sun Power Corporation

We have audited the consolidated balance sheets of Sun Power Corporation (a development stage enterprise) as at December 31, 2002 and 2001, and the related consolidated statements of operations and deficit and cash flows for the years ended December 31, 2002 and 2001 and the period from inception on November 24, 1994 to December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and the period from inception on November 24, 1994 to December 31, 2002 in accordance with accounting principles generally accepted in the United States of America.

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

KPMG LLP (signed)

Chartered Accountants

Vancouver, Canada

March 27, 2003

Sun Power Corporation
(A Development Stage Enterprise)

Consolidated Balance Sheets
(Expressed in United States dollars)

December 31, 2002 and 2001

	2002	2001

Assets

Current assets:
Cash	$14	$217,830
Accounts receivable and other	100	25,100
Prepaids and deposits	8,009	19,286
Total current assets	8,123	262,216

Investment	1	1

Fixed assets	17,644	15,678

Licenses	-	36,849

Deferred financing costs	17,433	-

Total assets	$43,201	$314,744

Liabilities and Stockholders' Deficiency

Current liabilities
Accounts payable	$228,604	$261,315
Accrued liabilities	10,000	39,706
Promissory note	30,000	-
Loans from related party	145,722	2,137,218
	414,326	2,438,239

Accounts payable to be settled by common shares (note 8(d))	450,054	-

Loans from related parties to be settled by common shares	1,350,050	-

Redeemable preference shares	-	160,000

Stockholders' deficiency:
Capital stock:
Authorized:
100,000,000 common shares with a par value of $0.01
25,000,000 preference shares with a par value of $0.01
Issued:
31,681,000 common shares (2001 - 31,556,000)	316,810	315,560
1,554,562 preference shares (note 7(a))	1,554,562	-
Issuable common shares (note 1)	250,000	-
Additional paid-in capital (note 8(a))	1,135,857	568,352
Deficit accumulated during the development stage	(5,428,458)	(3,167,407)
Total stockholders' deficiency	(2,171,229)	(2,283,495)

Total liabilities and stockholders' deficiency	$43,201	$314,744

Subsequent event (notes 1, 7(a) and 8)

See accompanying notes to consolidated financial statements.

Sun Power Corporation
(A Development Stage Enterprise)

Consolidated Statements of Operations and Deficit
(Expressed in United States dollars)

			Period from
			inception on
			November 24,
	Year ended	Year ended	1994 to
	December 31,	December 31,	December 31,
	2002	2001	2002

Revenue	$223	$242	$88,357

Expenses:
Management and consulting fees with related parties, including stock-based compensation of $199,311 (2001 - $404,915)	639,411	606,495	1,875,351
Professional fees	201,222	137,687	568,650
Product research and development costs	324,871	26,786	732,325
Administrative and other expenses	342,905	99,641	851,820
Interest	297,862	-	297,862
Corporate development	203,100	-	203,100
Mineral property option payment (note 1)	250,000	-	250,000
Amortization	17,603	1,261	20,656
	2,276,974	871,870	4,799,764

Loss before undernoted	(2,276,751)	(871,628)	(4,711,407)

Loss on disposal of Camden-Agro Systems Inc.	-	(244,536)	(244,536)
Gain on disposal of Renewable Energy Corp.	162,900	-	162,900
Gain on disposal of Sunspring, Inc.	62,494	-	62,494

Loss for the period	(2,051,357)	(1,116,164)	(4,730,549)

Deficit accumulated during the development stage, beginning of period	(3,167,407)	(1,833,618)	-

Charge to deficit	-	(217,625)	(488,215)

Deemed dividend on preferred stock (note 8(e))	(209,694)	-	(209,694)

Deficit accumulated during the development stage, end of period	$(5,428,458)	$(3,167,407)	$(5,428,458)

Basic and diluted loss per share	$(0.06)	$(0.04)	$(0.20)

Weighted average number of shares outstanding	31,604,904	27,764,219	23,537,930

See accompanying notes to consolidated financial statements.

Sun Power Corporation
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in United States dollars)

			Period from
			inception on
			November 24,
	Year ended	Year ended	1994 to
	December 31,	December 31,	December 31,
	2002	2001	2002

Continuing operations:
Loss for the period	$(2,051,357)	$(1,116,164)	(4,730,549)
Items not involving the use of cash:
Amortization	17,603	1,261	20,656
Stock-based compensation	199,311	404,915	826,726
Shares issued as a financing fee	-	-	5,000
Mineral property option payment	250,000	-	250,000
Loss on disposal of Camden Agro-Systems Inc.	-	244,536	244,536
Gain on disposal of Renewable Energy Corp.	(162,900)	-	(162,900)
Gain on disposal of Sunspring, Inc.	(62,494)	-	(62,494)
Amortization of deferred charges classified in interest expense	95,333	-	95,333
Changes in non-cash operating working capital:
Accounts receivable and other	25,000	(25,100)	9,093
Prepaids and deposits	11,277	(19,286)	(8,009)
Accounts payable	612,306	196,102	806,458
Accrued liabilities	(25,906)	24,706	13,800
	(1,091,827)	(289,030)	(2,692,350)

Investments:
Expenditures on fixed assets and patents	(43,484)	-	(47,341)
Reduction in cash on disposal of Camden Agro-Systems Inc.	-	(208)	(208)
Cash of acquired business	-	107,568	107,568
Reduction in cash on disposal of Sunspring, Inc.	(5,854)	-	(5,854)
Reduction in cash on disposal of Renewable Energy Corp.	(7,001)	-	(7,001)
Advances to Sunspring and REC prior to acquisitions	-	(175,000)	(175,000)
	(56,339)	(67,640)	(127,836)

Financing:
Promissory note	30,000	-	30,000
Issuance of common shares for cash	100,000	-	100,657
Loans (including accrued interest)	800,350	574,192	2,670,111
	930,350	574,192	2,800,768

Effect of exchange rate changes on foreign currency cash balances	-	-	19,432

Increase (decrease) in cash	(217,816)	217,522	14
Cash, beginning of period	217,830	308	-

Cash, end of period	$14	$217,830	$14

Sun Power Corporation
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows, Continued
(Unaudited)
(Expressed in United States dollars)

			Period from
			inception on
			November 24,
	Year ended	Year ended	1994 to
	December 31,	December 31,	December 31,
	2002	2001	2002

Supplementary information:
Interest paid	$-	$-	$-
Income taxes paid	-	-	-
Non-cash transactions:
Deferred finance costs funded by loans to related parties	112,766	-	112,766
Issuance of common shares:
On acquisitions	-	40,000	310,590
In settlement of obligation	59,750	-	59,750
Issuable common shares:
Mineral property option	250,000	-	250,000
Issuance of preference shares:
On acquisitions	-	160,000	160,000
In settlement of shareholder loan	1,554,562	-	1,554,562

See accompanying notes to consolidated financial statements.

sun power corporation

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002 and 2001
Period from inception on November 24, 1994 to December 31, 2002

1.	Nature and continuance of operations:

Sun Power Corporation (the "Company") was incorporated pursuant to the laws of the State of Nevada on August 20, 1996. It is listed on the National Association of Securities Dealers Over-The-Counter Bulletin Board under the symbol "SNPW". Commencing November 2, 1998, the Company held a 90% investment in Camden Agro-Systems Inc. ("CASI"), a Canadian company, as its sole asset (note 6). Prior to that date the Company was inactive. Effective December 31, 2001, the Company held a 100% interest in Sunspring, Inc. ("Sunspring") (note 3) and Renewable Energy Corp. ("REC") (note 4).

On November 20, 2002, Solar Energy Limited exercised their right to exchange their 8,000,000 shares of the Company's Series A Preferred Stock for the return of all of the issued and outstanding shares of Sunspring. Concurrently, Renewable Energy Limited exercised their right to exchange their 8,000,000 shares of the Company's Series B Preferred Stock for the return of all of the issued and outstanding shares of REC. As a result, on December 6, 2002 and effective as of December 30, 2002, the Company exchanged all of the shares of Sunspring and REC for all of its issued and outstanding Series A and Series B preferred stock.

On December 16, 2002, the Company executed an Agreement (the "Agreement") with Securities Trading Services Inc. ("STS") in which STS agreed to assign to the Company its rights to purchase the shares of Minera Real de Cosala SA de CV ("Minera Real"), a Mexican company that holds title to certain mining claims and related assets, as well as certain real property owned by one of the shareholders of Minera Real and a family member (collectively "the Property") located in Sinaloa, Mexico.

The terms of the Assignment of Purchase Option Agreement require the Company to pay within ten days after the execution of the Agreement the sum of $250,000, payable in 1,000,000 restricted common shares at a deemed value of $0.25 per common share. These shares had not been issued at December 31, 2002 but were issued in February 2003 and are reflected at their fair value at the Agreement date as issuable common shares in stockholders' deficiency at December 31, 2002. In the event that the Company exercises the option to purchase, it will then be required to pay to STS an additional sum of $750,000 payable in 3,000,000 restricted common shares. The securities issued pursuant to the terms of the agreement are restricted securities but the Company has agreed to register such shares with the Securities and Exchange Commission in the United States not later than six months from the closing date of the acquisition. In the event that the Company fails to meet this provision, it will be required to issue an additional one percent of the total number of securities issued to STS under the agreement, for each month that it is in breach of the registration provisions.

sun power corporation

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002 and 2001
Period from inception on November 24, 1994 to December 31, 2002
1.	Nature and continuance of operations (continued):

The terms of the Purchase Option Agreement (the "Agreement") between STS and the vendors dated November 27, 2002 grant to the holder of the option (which is now the Company) the right to acquire all right, title and interest in the Property by way of the acquisition of 100% of the issued and outstanding shares of the vendor, which owns outright all of the surface and underground equipment, together with the mill and related buildings and all interests in the land and improvements which are owned by one of the shareholders of Minera Real and a family member, for the sum of $5,000,000 less current and long-term liabilities. The option is exercisable at any time during the period expiring March 27, 2003, although the Company, as the holder of the option, has the right to extend the option period by two successive 30-day periods. The Company has agreed to pay all taxes pertaining to the Property as they become due and payable during the period that the option remains in effect, such amount not to exceed $25,000.

Completion of this acquisition is subject to the satisfactory completion of due diligence and financing.
(a) Future operations:

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses and has not generated profitable operations since inception. In addition, at December 31, 2002, the Company has a working capital deficiency of $406,203 and a stockholders' deficiency of $2,171,229.

The continuance of the Company as a going concern is dependent on the continued forebearance of its creditors, obtaining financing for continued operations and the attainment of profitable operations. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

The Company's future capital requirements will depend on many factors, including costs of completion of the acquisition of the Property, cash flow from operations, costs to complete an expansion of mine production and the mill throughput, and competition and global market conditions. The Company's recurring operation losses and growing working capital needs will require that it obtain additional capital to operate its business before the new businesses generates significant revenue. The Company does not have sufficient funds on hand to complete the acquisition of the Property, however it has proposed to issue a $10 million dollar bond offering to acquire 100% ownership of the silver-copper mine, upgrade the existing mill and provide on-going working capital. The Company has received no firm commitments for financing under this proposal.

sun power corporation

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002 and 2001
Period from inception on November 24, 1994 to December 31, 2002
1.	Nature and continuance of operations (continued):
	(a)	Future operations (continued):

The Company will depend almost exclusively on outside capital to complete the acquisition and planned modifications to the property. Such outside capital may include the sale of additional stock and/or commercial borrowing. There can be no assurance that capital will be available as necessary to meet these continuing development costs or, if the capital is available, it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company would result in a significant dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected.

Given the Company's limited operating history, lack of sales, and the continued operating losses, there can be no assurance that it will be able to achieve or maintain profitability.
	(b)	Development stage enterprise:

For U.S. accounting purposes the Company is considered to be a development stage enterprise from inception on November 24, 1994 to December 31, 2002 as its efforts have been and continue to be primarily directed towards the development of new products. The identification of an entity as a development stage enterprise does not impact the measurement and recognition principles applied in these consolidated financial statements but does require the disclosure of specified cumulation from inception and other information.

2.	Significant accounting policies:
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.
	(a)	Principles of presentation:

These consolidated financial statements include the accounts of Sun Power Corporation ("Sun Power" or the "Company") and its wholly owned subsidiaries, Sunspring, Inc. ("Sunspring") (note 3) and Renewable Energy Corp. ("REC") (note 4), from their respective date of acquisition to their respective dates of disposition. All material intercompany balances and transactions have been eliminated.

sun power corporation

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002 and 2001
Period from inception on November 24, 1994 to December 31, 2002
2.	Significant accounting policies (continued):
	(b)	Fixed assets:
Fixed assets are recorded at cost. Amortization is calculated from the date of acquisition using the following methods and rates:

		Asset	Basis	Rate

		Computer equipment	declining-balance	30%
		Office equipment and tools	double declining-balance	5 - 7 years
		Tractor	double declining-balance	7 years

	(c)	Licenses:
The licenses were recorded at cost. Amortization was calculated using the straight-line method over a fifteen year period prior to their disposition (notes 3 and 4)
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

	(e)	Research and development costs:
Research and developments costs are expensed as incurred.
	(f)	Loss per share:

Loss per share is calculated using the weighted average number of shares outstanding during the fiscal period. This average includes as outstanding common shares, shares issued in a reporting period from the date of their issuance. Diluted per share amounts do not differ from basic per share amounts as the effect of stock options outstanding during the periods presented is anti-dilutive.

sun power corporation

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002 and 2001
Period from inception on November 24, 1994 to December 31, 2002
2.	Significant accounting policies (continued):
	(g)	Stock option plan:

The Company has a stock-based compensation plan which is described in note 8(b)). For grants to employees, officers and directors (collectively, "employees"), compensation expense is recognized over the vesting period in an amount equal to the difference, if any, between the market value of the Company's common shares at that measurement date and the exercise price. The value recognized for option grants is expensed in the consolidated statements of operations. Options granted to non-employees are recorded at their fair value as the services are provided and the options earned.

	Set out below is loss and loss per share information as if the Company had determined compensation expense based on the fair value at the grant date for its employee stock options:

		2002	2001

	Loss for the year:
	As reported	$ (2,051,357)	$ (1,116,164)
	Pro forma	(2,306,836)	(1,371,643)

	Basic and diluted loss per share:
	As reported	$ (0.06)	$ (0.04)
	Pro forma	(0.07)	(0.05)

The fair value of stock options granted during 2001 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, risk-free interest rate of 4.74%, an expected life equal to their maximum term, and a volatility of 59.6%. No options were granted to employees in 2002.

	(h)	Mineral property costs:
		Mineral property costs incurred prior to the property having a bankable feasibility study are expensed as incurred.
	(i)	Impairment of long-lived assets and long-lived assets to be disposed of:

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

sun power corporation

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002 and 2001
Period from inception on November 24, 1994 to December 31, 2002
2.	Significant accounting policies (continued):
	(j)	Foreign currency translation:

These consolidated financial statements are presented in U.S. dollars which is the Company's currency. Transactions denominated in other currencies are translated at exchange rates in effect at the date of the transactions with exchange gains and losses included in the determination of income. To date exchange gains and losses have been nominal.

	(k)	Deferred financing costs:
Deferred financing costs are amortized over the term of the related debt.
	(l)	Use of estimates:

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

3.	Acquisition and disposition of Sunspring, Inc.:
	(a)	Acquisition:

Pursuant to an Agreement and Plan of Share Exchange between Solar Energy Limited ("Solar") (the parent company of Sunspring), Sunspring and the Company, dated September 4, 2001, in consideration for acquiring all of Sunspring's issued and outstanding shares, the Company issued 2,000,000 common shares and 8,000,000 preference shares to Solar. The preference shares have certain voting rights, bear interest at a rate of 6% with interest payable quarterly only from cash flow generated by Sunspring and are convertible into shares of the Company common stock at the option of the holder during the period beginning 60 days after the first anniversary of the closing date and ending on the third anniversary of the closing date.

During the 12 months following closing of the acquisition of Sunspring, the Company agreed to provide $200,000 for the first 90 day period, pursuant to an agreed upon budget, and at least $150,000 during each 90 day period thereafter for use as working capital by Sunspring.

Under the Sunspring Agreement and Plan of Share Exchange, if certain conditions relating to technology development, intellectual property or employment of management are not met by Sunspring, then the Company has the right to elect to exchange the Sunspring acquired shares for the Company's Preference Shares issued to Solar on acquisition. In addition, if the Company had not advanced the minimum working capital requirements then Solar shall have the right to exchange the Company's Preference Shares for the Sunspring acquired shares.

sun power corporation

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002 and 2001
Period from inception on November 24, 1994 to December 31, 2002
3.	Acquisition and disposition of Sunspring, Inc.:
	(a)	Acquisition:

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
		Details of the acquisition were as follows:

		Net assets acquired:
	Cash	$ 41,189
	Loan to related party	10,000
	Fixed assets	1,185
	License	32,259
		84,633

	Accounts payable and accrued liabilities	2,370

	Net liabilities acquired	$ 82,263

		Consideration:
	Common allocated shares to be issued under acquisition agreement	$ 20,000
	Preference shares to be issued under acquisition agreement	80,000
	Amounts previously advanced to Sunspring	125,000
	Charge to deficit	(142,737)

		$ 82,263

	(b)	Disposition:

In accordance with the terms of the Sunspring Agreement and Plan of Share Exchange, on November 20, 2002 Solar Energy Limited exercised their right to exchange their 8,000,000 shares of Sun Power Series A Preferred Stock for the return of all of the issued and outstanding shares of Sunspring.

sun power corporation

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002 and 2001
Period from inception on November 24, 1994 to December 31, 2002
3.	Acquisition and disposition of Sunspring, Inc. (continued):
	(b)	Disposition (continued):
		The net assets of Sunspring at the date of the disposition is summarized as follows:

	Current assets	$ 7,001
	Advances	219,941
	Non-current assets	44,373
		271,315

	Current liabilities	253,809

	Net asset	17,506
	Value assigned to Series A preferred stock returned	80,000

	Gain on disposal of Sunspring	$ 62,494

4.	Acquisition of Renewable Energy Corp.:
	(a)	Acquisition:
6

Pursuant to an Agreement and Plan of Share Exchange between Renewable Energy Limited ("REL") (the parent company of REC), REC and the Company, dated October 19, 2001, in consideration for acquiring all of REC's issued and outstanding shares, the Company issued 2,000,000 common shares and 8,000,000 preference shares to REL. The preference shares have certain voting rights, bear interest at a rate of 6% with interest payable quarterly only from cash flow generated by REC and are convertible into shares of the Company's common stock at the option of the holder during the period beginning 60 days after the first anniversary of the closing date and ending on the third anniversary of the closing date.

		For the 12 month period following the closing date the Company is required to provide REC, with a minimum of $150,000 for each 90 day period pursuant to a budget to be agreed upon by the parties.

Per the Agreement and Plan of Share Exchange, if certain conditions relating to technology development, intellectual property or employment of management are not met by REC, then the Company had the right to exchange the REC acquired shares for the Company's Preference Shares issued to REL on acquisition. In addition, if the Company has not advanced the minimum working capital requirements then REL shall have the right to exchange the Company's Preference Shares for the REC acquired shares.

The shares issued as consideration have been valued based on the estimated fair value of the net identifiable assets of REL and have been allocated to the identifiable assets acquired and liabilities assumed based upon their fair values.

sun power corporation

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2002 and 2001
Period from inception on November 24, 1994 to December 31, 2002
4.	Acquisition of Renewable Energy Corp. (continued):
	(a)	Acquisition (continued):
		The results of operations and cash flows for the year ended December 31, 2001 include the results of operations and cash flow of REC from November 26, 2001 to December 31, 2001.
		Details of the acquisition are as follows:

		Net assets acquired:
	Cash	$ 66,379
	License	4,836
	Fixed assets	14,092
		85,307

	Accounts payable and accrued liabilities	197
	Due to related party	10,000

	Net liabilities acquired	$ 75,110

		Consideration:
	Common allocated shares to be issued under acquisition agreement	$ 20,000
	Preference shares to be issued under acquisition agreement	80,000
	Amounts previously advanced to REC	50,000
	Charge to deficit	(74,890)

		$ 75,110

	(b)	Disposition:

In accordance with the terms of the REC Agreement and the Plan of Share Exchange, on November 20, 2002 Solar Energy Limited exercised their right to exchange their 8,000,000 shares of Sun Power Series B Preferred Stock for the return of all of the issued and outstanding shares of REC.

		The net assets of REC at the date of the disposition is summarized as follows:

	Current assets	$ 5,854
	Advances	176,780
	Non-current assets	17,056
		199,690

	Current liabilities	282,590

	Net asset deficiency	82,900
	Value assigned to Series B preferred stock returned	80,000

	Gain on disposal of REC	$ 162,900

sun power corporation

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002 and 2001
Period from inception on November 24, 1994 to December 31, 2002
5.	Acquisition and disposition of Camden Agro-Systems Inc.:
	(a)	Acquisition:

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

The Company entered into a letter agreement dated February 12, 2001 related to the sale of all of its interests in CASI in exchange for $100 cash and 1,000 preferred shares of CASI which are redeemable at $1,000 per share. The redemption price and any dividends declared will be paid by CASI only if CASI is successful in selling fertilizer and plant growth products under its pending patents. For each ton of product sold or licensed by CASI, CASI will pay $1 toward redemption of a preference share and $0.34 toward payment of outstanding dividends on the preferred shares. Once $1,000,000 has been paid by CASI towards redemption of the preferred shares, the preferred shares will be fully redeemed and cancelled. Once redeemed, the preferred share dividend will convert to a royalty of $1 per ton of product sold by CASI. The preferred shares will be subordinated to bank debt which CASI will require in order to build its North Carolina plant. To December 31, 2002, no proceeds have been recorded from CASI.

sun power corporation

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002 and 2001
Period from inception on November 24, 1994 to December 31, 2002
5.	Acquisition and disposition of Camden Agro-Systems Inc. (continued):
	(b)	Disposition (continued):
		Pursuant to the terms of the letter of agreement, the sale of CASI was effective January 1, 2001. The net assets of CASI at the date of the disposition is summarized as follows:

	Current assets			$359
	Non-current assets			246,284
				246,643

	Current liabilities			2,106

	Net assets			244,537
	Fair value of proceeds assigned to equity received			1

	Loss on disposal of CASI			$244,536

6.	Fixed assets:

	2002	Cost	Accumulated amortization	Net book value

	Computer equipment	$21,964	$4,320	$17,644

	2001	Cost	Accumulated amortization	Net book value

	Computer equipment	$7,966	$1,254	$6,712
	Office equipment and tools	680	27	653
	Tractor	8,654	341	8,313

		$17,300	$1,622	$15,678

sun power corporation

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002 and 2001
Period from inception on November 24, 1994 to December 31, 2002
7.	Related party transactions and balances (continued):
(a)	Loans from related party:
The loans from related party, who is a shareholder of the Company, are non-interest bearing with no specific terms of repayment.

On January 9, 2002, the Board approved the conversion of loan of $1,554,562 from Mr. Bullock into 1,554,562 Series C convertible preferred shares have a stated value of $1 per share. See also note 8(e). The preference shares have no voting rights and receive no dividends. The remaining loans from Mr. Bullock do not bear interest and no specific terms of repayment.

In January 2003, the Company entered an agreement with Mr. Bullock to issue 5,400,204 common shares to settle a loan in the amount of $1,350,050. As these liabilities are to be settled by equity instruments, they have been classified outside of current liabilities for financial reporting purposes.

(b)	Accounts receivable and other:
Included in accounts receivable is nil (2001 - $25,000) receivable from the former parent company of Sunspring.
(c)	Accounts payable:
Included in accounts payable is $188,900 (2001 - $101,537) payable to a private company controlled by a significant shareholder of the Company.
(d)	Fees:

The Company has been charged administrative, management and consulting fees aggregating $128,000 (year ended December 31, 2001 - $159,000) by certain officers, directors and private companies controlled by them.

sun power corporation

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002 and 2001
Period from inception on November 24, 1994 to December 31, 2002
8.	Capital stock:
	(a)	Issued:

			Number of shares	Value per share	Share capital	Additional paid-in capital

		Issued for cash at inception, November 24, 1994	1,000	$ 0.657	$ 657	$ -

		Issued and outstanding at all period ends prior to September 30, 1998	1,000		657	-

		Issued during the year ended December 31, 1998:
		For investment in CASI	27,058,000	0.01	270,590	-
		For financing fee	500,000	0.01	5,000	-

		Issued and outstanding, December 31, 1998	27,559,000		276,247	-

		Adjustments resulting in an increase in additional paid-in capital:
		Shares cancelled	(3,000)	0.01	(30)	687
		Authorized par value change	-		(657)	-
		Stock based compensation options	-		-	222,500

		Issued and outstanding, December 31, 1999 and 2000	27,556,000		275,560	223,187

		Issued during the year ended December 31, 2001:
		For investment in REC (note 4)	2,000,000	0.01	20,000	-
		For investment in Sunspring (note 3)	2,000,000	0.01	20,000	-
		For stock based compensation (note 9(c))	-		-	270,000
		Stock based compensation options	-		-	75,165

		Issued and outstanding, December 31, 2001	31,556,000		315,560	568,352

		Issued during the year ended December 31, 2002:
		For cash	100,000	0.01	1,000	99,000
		In settlement of obligation	25,000	2.39	250	59,500
		Stock-based compensation options	-		-	199,311
		Deemed dividend on preferred stock	-		-	209,694

		Issued and outstanding, December 31, 2002	31,681,000		$ 316,810	$ 1,135,857

sun power corporation

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002 and 2001
Period from inception on November 24, 1994 to December 31, 2002
8.	Capital stock (continued):
	(b)	Options:
	(i)	2001 Stock Option Plan:

On September 24, 2001, the directors of the Company approved the "2001 Stock Option Plan" (the "Plan"). Generally, the Plan provides for the granting of options to employees, officers, directors, and consultants of the Company. On September 24, 2001, the Company's directors approved the grant of 1,330,000 stock options having an exercise price of $1.70 each and an expiry date of September 24, 2006 to employees, officers, directors and consultants. These options vest as to 25% per annum on each of the first through fourth anniversary of grant in accordance with the Company's stock option plan as may be amended from time to time. No options have been exercised, cancelled or forfeited to December 31, 2001. No options were granted under the Plan in 2002.

Of the options granted, 780,000 were to consultants or for consulting services. The fair value of these options for which services have been provided at December 31,2002 of $199,311 has been recorded as an expense in the year ended December 31, 2002.

	(ii)	2002 Stock Option Plan:

On March 28, 2002, the directors of the Company approved the "2002 Stock Option Plan" (the "2002 Plan"). Generally the 2002 Plan provides for the granting of options to employees, officers, directors and consultants of the Company. The 2002 Plan is authorized to grant options to acquire up to a total of 5,000,000 common shares provided that at no time shall the total number of common shares issuable upon exercise of all outstanding options exceed 30% of the issued and outstanding shares of the Company. These options vest as to 25% per annum on each of the first through fourth anniversary of grant in accordance with the 2002 Plan as may be amended from time to time. No options have been issued under the 2002 Plan to December 31, 2002.

In January 2003, the Company approved the granting under the 2002 Plan of 750,000 options having an exercise price of $0.50 each and an expiry date of February 19, 2006.
	(c)	Issuance of shares for non-monetary consideration:

Shares issued to consultants for services rendered (including shares transferred by a principal shareholder), settlement of debt and the acquisition of assets or businesses are recorded based upon the fair market value of the shares at the date of the related agreements to issue the shares.

	(d)	Commitments to issue common shares:

In January 2003, the Company entered into agreements to issue 1,800,217 common shares to settle accounts payable aggregating $450,054. As these liabilities are to be settled by equity instruments, they have been classified outside of current liabilities for financial reporting purposes.

sun power corporation

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002 and 2001
Period from inception on November 24, 1994 to December 31, 2002
8.	Capital stock (continued):
	(e)		Preferred stock offerings:

As the Preferred stock was issued in settlement of an outstanding loan (note 8(a)) at a conversion price that was less than the market price of the Company's common shares at the date of agreement for issuance, the difference resulting from the allocation of the proceeds to the beneficial conversion feature of $209,694 was recorded as a deemed dividend or return to the preferred shareholders.

On January 20, 2003, the Company entered into an agreement with Mr. Bullock to remove the contingent liability and agreed to exchange all of the series C preferred shares for 1,554,562 common shares at the deemed value of $1.00 per share and $50,000 in cash payable within 150 days. The common shares will not have been registered under the Securities Act of 1933 but the Company agreed to commence registration encompassing the shares on or before 6 months of the date of their issuance.

9.	Income taxes:
	Income tax expense differs from that calculated by applying statutory rates to accounting income for the following reasons:

		December 31, 2002	December 31, 2001

	Combined federal and state income tax recoveries at the expected rate of 34% (2001 - 34%)	$697,461	$184,239
	Non-tax deductible transactions	(361,714)	-
	Change in valuation allowance	(335,747)	(184,239)

	Tax expense for the period	$-	$-

	The tax effect of temporary differences that comprise future income tax assets and liabilities are as follows:

		December 31, 2002	December 31, 2001

	Future tax assets:
	Non-capital losses carried forward	$680,000	$344,253
	Valuation allowance	(680,000)	(344,253)

	Net future income tax balance	$-	$-

The Company has non-capital losses carried forward of approximately $2,000,000 (2001 - $1,012,000) which are available to reduce future years' income for income tax purposes until 2012. These non-capital losses carried forward expire as follows:

sun power corporation

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002 and 2001
Period from inception on November 24, 1994 to December 31, 2002
9.	Income taxes (continued):

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

10.	Financial instruments:
	(a)	Fair value:

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

11.	Commitments:
(a)

Effective as of April 24, 2002, the Company entered into a consulting agreement for administrative, marketing and management services, which expires April 23, 2003. Under the terms of the agreement the consultant will receive $8,000 per month plus reimbursement for pre-authorized expenses. At December 31, 2002, accounts payable includes $62,798 related to this arrangement.

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

As at March 28, 2003, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with Sun Power	Age	Date First Elected or Appointed
Andrew Schwab	President, Secretary, Treasurer and Director	52	April 24, 2001
Milton Datsopoulos	Director and Chairman of the Board	50	December 10, 2001
Dana Hansen	Director	44	December 10, 2001

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Andrew Schwab, Secretary, Treasurer and Director

Andrew Schwab became a director of our company on January 19, 2001, and was appointed our Secretary and Treasurer on April 24, 2001. Mr. Schwab was appointed as President of our company from April 24, 2001 to October 1, 2002 and re-appointed as President on November 16, 2002. Mr. Schwab obtained his Bachelor of Arts from the University of Montreal in 1972. Since 1992, he has provided independent marketing and business consulting services to several public and private companies. These services have focused on the development of joint ventures, the raising of equity, debt and other financings and the identification and development of new business opportunities. Mr. Schwab is also a director of Bishop Resources Inc., a junior resource company whose shares trade on the TSX Venture Exchange, which is currently negotiating the acquisition of several significant epithermal gold prospects in British Columbia which are complimentary to its focus on the identification, acquisition and development of Canadian precious and poly-metallic mineral deposits. Mr. Schwab was a former marketing manager for Garaventa Canada Ltd., a private Swiss manufacturing company where he assisted in the development of new products, sales and licensing and distribution throughout Canada, the United States and world-wide.

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

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, with the exception of the following:
Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Milton Datsopoulos(1)	1	Nil	Nil
Andrew Schwab(1)	1	1	Nil
Dana Hansen(1)	1	Nil	Nil
Jacqueline Swaisland(2)	1	1	Nil
Kenneth Swaisland(2)	1	1	Nil

(1) The named officer and/or director, as applicable, filed a late Form 3 - Initial Statement of Beneficial Ownership.

(2) The named 10% shareholder filed a late Form 3 - Initial Statement of Beneficial Ownership.

Item 10. Executive Compensation.

The following table shows, for the three-year period ended December 31, 2002, the cash and other compensation we paid to our Chief Executive Officer and to each of our executive officers who had annual compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Other Annual Compen- sation (US$) (1)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts (US$)	All Other Compen- sation
Andrew Schwab, Secretary, Treasurer and President	2002 2001 2000	Nil Nil Nil	Nil Nil Nil	$60,000 (1) $39,000 (2) Nil	Nil 150,000(3) Nil	3,000 100,000 Nil	Nil Nil Nil	Nil Nil Nil
Finley B. Foster, former President	2002 2001 2000	$85,000 Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Robert Novitsky, former President	2002 2001 2000	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1) Paid pursuant to a consulting agreement dated April 23, 2001, between our company and A. Schwab & Associates Inc., a company owned by Mr. Schwab, that provides our company with office facilities and consulting services for a fee of $4,000 per month. On September 24, 2001, the consulting agreement was amended to increase the fees payable to $5,000 per month.

(2) Paid pursuant to a consulting agreement dated April 24, 2002, between our company and A. Schwab & Associates Inc., a company owned by Mr. Schwab, that provides our company with office facilities and consulting services for an aggregate fee of $8,000 per month, with $3,000 per month to be deferred and accrued until such time as the company completes its change of business.

(3) On September 24, 2001, Mr. Schwab was granted options to purchase 150,000 common shares in the capital of our company. The options vest six months from the date of grant, are exercisable at a price of $1.70 per share and expire on September 24, 2006.

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

We granted no options in the last fiscal year.

The following table sets forth for the Named Executive Officer certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2002. The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2002 ($0.33 per share) and the exercise price of the individual's options. No named Executive Officer exercised options during the year ended December 31, 2002.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FINANCIAL YEAR-END OPTION/SAR VALUES
Name	Shares Acquired on Exercise (#)	Aggregate Value Realized	Number of Securities Underlying Unexercised Options/SARs at Financial Year-End (#) Exercisable / Unexercisable		Value of Unexercised In-the -Money Options/SARs at Financial Year-End ($) Exerciseable / Unexerciseable
			Exerciseable	Unexerciseable	Exerciseable	Unexerciseable
Andrew Schwab	Nil	Nil	150,000 (1)	Nil	$Nil	$0

(1) On September 24, 2001, Mr. Schwab was granted options to purchase 150,000 common shares in the capital of our company. The options vest six months from the date of grant, are exercisable at a price of $1.70 per share and expire on September 24, 2006.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2002.

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

Stock Option Plan

On March 28, 2002, our board of directors approved a Stock Option Plan referred to as the "2002 Stock Option Plan".

We established the 2002 Stock Option Plan to serve as a vehicle to attract and retain the services of key employees and to help them realize a direct proprietary interest in us. The 2002 Plan provides for the grant of up to 5,000,000 non-qualified or incentive stock options. Under the 2002 Stock Option Plan, officers, directors, consultants and employees are eligible to participate. The exercise price of any incentive stock option granted under the 2002 Stock Option Plan may not be less than 100% of the fair market value of our common stock on the date of grant. The exercise price of options granted to an individual whose holdings exceeding 10% of voting power must be at 110% of the fair market value on the date of grant. The aggregate fair market value (determined as of the grant date) of the shares of common stock for which incentive stock options may first become exercisable by an optionee during any calendar year, together with shares subject to incentive stock options first exercisable by the optionee under any of our other plans, cannot exceed $100,000. Shares subject to options under the 2002 Stock Option Plan may be purchased for cash. Unless otherwise provided by the board, an option granted under the 2002 Stock Option Plan is exercisable for a term of ten years (or for a shorter period up to ten years). An option granted to an individual whose holdings exceed 10% of the voting power is exercisable for a term of 5 years. The 2002 Stock Option Plan is administered by the board of directors, which has discretion to determine optionees, the number of shares to be covered by each option, the vesting and exercise schedule, and any other terms of the options. The purchase price and number of shares of each option may be adjusted in certain cases, including stock splits, recapitalizations and reorganizations. The 2002 Stock Option Plan may be amended, suspended or terminated by our board of directors, but no action may impair rights under a previously granted option. Options under the 2002 Stock Option Plan can not be assigned except in the case of death and may be exercised only while an optionee is employed by us, or in certain cases, within a specified period after employment ends. As of December 31, 2002, stock options to acquire an aggregate of 1,330,000 shares of common stock were granted under the 2001 Plan, of which 300,000 have expired due to contract terminations on or before December 31, 2002.

On January 20, 2003, stock options to acquire an aggregate of 750,000 shares of common stock were granted under the 2002 Plan. These options are exercisable at a price of $0.50 per common share and expire on January 19, 2006.

Employment/Consulting Agreements

Other than as set out in this annual report, we have not entered into any employment or consulting agreements with any of our current officers, directors or employees.

On September 15, 2001, we entered into a Services Agreement with Garry Lavold pursuant to which he agreed to act as an officer and director of our company. Under the Services Agreement, Mr. Lavold was to be paid $10,000 per month for three years beginning October 24, 2001. During the first four months of the term of the Services Agreement, Mr. Lavold agreed to accept a minimum of $6,000 per month with the balance deferred until we were able to arrange suitable financing. In addition to the monthly fee that we agreed to pay to Mr. Lavold, Mr. Lavold was gifted 100,000 of our common shares by our majority shareholder, which our company agreed to register shares on a Form S-8 Registration Statement within five months. Mr. Lavold resigned from his positions with our company on April 1, 2002 and returned the 100,000 restricted common shares to the majority stockholder who gifted them to him on August 18, 2002.

On September 12, 2001 we entered into a services agreement with Tony Francel to provide investor and public relations services at an agreed rate of $7,000 per month for a term of one year. On October 31, 2001 Mr. Francel was gifted 100,000 common shares of our company by our majority stockholder. On February 15, 2002 the service agreement with Mr. Francel was terminated. To that period, Mr. Francel had received a total of $37,614.69 in fees and expenses.

On December 12, 2001 we entered into a Services Agreement with David Saltman to commence as of January 1, 2002 for a term of 3 years, pursuant to which Mr. Saltman agreed to act as our Sr. Vice President, Business Development for compensation of $10,000 per month. Mr. Saltman was gifted 100,000 common shares of our company by our majority stockholder. Our Services Agreement with Mr. Saltman was terminated as of June 30, 2002. During the term of his engagement, Mr. Saltman received a total of $61,288.48 in management fees and expenses. We owe Mr. Saltman a balance of $25,257.84 which Mr. Saltman has agreed to accept in the form of common shares of our company at a deemed price of $0.25. On August 26, 2002, Mr. Saltman returned the 100,000 common shares to the majority shareholder who gifted them to him.

Effective as of April 24, 2002, we entered into a consulting agreement with A. Schwab & Associates Inc., a company formerly owned by Andrew Schwab, who is our president, secretary, treasurer and one of our directors. Pursuant to this consulting agreement, Andrew Schwab has agreed to provide us with: consulting services for secretarial, accounting, corporate records, regulatory filings and general inquiries; assistance with the identification and evaluation of business opportunities; assistance with our business plan and our short-term strategic plans; development of personnel; and the provision of office space and services for our company on a turnkey basis. We agreed to pay A. Schwab & Associates Inc. a fee of $8,000 per month for these services, of which Mr. Schwab has agreed to defer $3,000 per month until we are in a better financial position to pay these fees. This contract expires April 23, 2003.

On October 1, 2002 we entered into an executive employment agreement with Mr. Finley Foster to serve as president and chief executive officer of our company. Mr. Foster has over 30 years of experience in management of energy and high technology public and private companies. He was co-founder, president and CEO of United Energy Services Corporation, a wholly-owned subsidiary of Gilbert Associates Inc., a company which provides a wide range of operations, engineering, construction and consulting services to producers. He was formerly Chief Operating Officer of FutureNext Consulting, President and Chief Operating Officer of SuperDistribution, Inc. and Chief Operating Officer of MicroStar Company Inc. Mr. Foster resigned his position as president and chief executive officer with our company on November 4, 2002.

On December 18, 2002 we entered into a consulting agreement with Ms. Robyn Storer, a geologist, in which she agreed to evaluate our proposed acquisition of the La Verde mine. Ms. Storer spent 5 years working as an exploration geologist with BP Minerals in Australia. After completing an MBA in Geneva, Switzerland, Robyn moved to London and worked for over ten years as an equity analyst with Credit Lyonnais, HSBC and Credit Suisse First Boston, where she assisted in selling Diamond Fields Resources to Canadian nickel company Inco for $C4.2 billion. For the past four years, Robyn has worked in New York and London for Barclays Capital covering the institutional debt markets for the mining, metals and steel industries. With over 20 years experience in the mining and metals sector, Robyn has visited and evaluated exploration and mining properties and mineral processing operations in Europe, Russia, South Africa, South America, USA, Australia, China and Canada. We agreed to pay Ms. Storer a fee of $50,000 in shares of our common stock valued at a price of $0.25 per share and all reasonable out of pocket expenses incurred in the carrying out of duties as a consultant in evaluating the Property.

On December 28, 2002 we entered into a consulting agreement with Mr. Roland Vetter pursuant to which Mr. Vetter is to assist Ms. Storer in reporting on the economic viability of the proposed acquisition of the La Verde mine. Specifically, Mr. Vetter's contribution was to assist our officers in preparing financial models and presentations to existing and prospective investors. We agreed to pay Mr. Vetter a fee of $20,000 in shares of our common stock valued at a price of $0.25 per share and all reasonable out of pocket expenses incurred in the carrying out of duties as a consultant in evaluating the Property.

On January 22, 2003, we entered into an advisory agreement with Thurn & Taxis Capital Management AG, represented by Dr. Dieter Wicki. We are planning an expansion and intend to raise up to $10,000,000 in the form of a convertible debenture. Dr. Wicki will assist in the placement of a convertible debenture on a best efforts basis. As compensation for services rendered, Dr. Wicki will receive a cash fee equal to 7% of the gross proceeds received by us and a work fee of $22,000, which was paid upon signing of the agreement. In addition, Dr. Wicki will receive warrants in the amount equal to 5% of the gross proceeds, to purchase our common shares at a price per share which is equal to the conversion price of the debenture note. The warrant shall be exercisable for a period of 5 years from the closing of this transaction. Dr. Wicki will be reimbursed all reasonable out-of-pocket costs and expenses incurred by him in connection with his services, including fees and expenses of legal counsel, printing, travel and road shows, to be approved by us should the amount of a single expense exceed $1,000.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

PRINCIPAL STOCKHOLDERS

The following table sets forth, as of March 28, 2003, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Andrew Schwab President, Secretary, Treasurer and Director 414 Viewcrest Road Kelowna, BC V1W 4J8	153,000 (2)	0.47%
Milton Datsopoulos 201 W. Main Street Missoula, MT 59802	Nil	0%
Dana Hansen 6646 W. Long Drive Littleton, CO 80123	Nil	0%
Kenneth Swaisland 2949 Palmerston Avenue West Vancouver, BC V7V 2X2	20,750,000 (3)	63.49%
Solar Energy Limited 112C Longview Drive Los Alamos, NM 87544	2,000,000	6.12%
Renewable Energy Limited 112C Longview Drive Los Alamos, NM 87544	2,000,000	6.12%
Directors and Executive Officers as a Group	153,000 (4)	0.47%

(1) Based on 32,681,000 shares of common stock issued and outstanding as of March 28, 2003. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2) Includes 150,000 options at an exercise price of $1.70 per share.

(3) 3,000,000 of the shares beneficially owned by Mr. Swaisland are registered in the name of Avion Holdings Inc., a company controlled by Mr. Swaisland. Includes 750,000 options at an exercise price of $1.70 per share. An additional 8,000,000 of these shares are registered in the name of Jacqueline Swaisland, Mr. Swaisland's wife.

(4) Includes 150,000 options exercisable within 60 days.

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

On April 12, 2001, our board of directors retained The Samarac Corporation Ltd. to act as our international strategic planner and to assist us in securing new business opportunities and develop corporate matters, commencing April 1, 2001 for a term of 2 years. The Samarac Corporation is controlled by Ken Swaisland, who is also a controlling shareholder of our company. The Samarac Corporation will be paid a monthly fee equal to $10,000 per year for the first year, to be renegotiated at the end of the first year for successive terms. In the event that we lack sufficient funds to make timely monthly payments, Samarac has agreed to accrue debt until such time as payment may be made by way of cash, exchange for shares or other such means as may be mutually acceptable to both parties. The Samarac Corporation is to be paid for all reasonable personal expenses incurred in the course of business on behalf of our company, as pre-approved by management. The agreement may be terminated at any time after 12 months by resolution of our board of directors. The allocation of finder's fee warrants and employee incentive stock options may from time to time be negotiated as success fees against future achievement milestones, including but not limited to, the completion of new business acquisitions, financing for working capital requirements and the receipt of first revenues.

On September 15, 2001, we entered into a Services Agreement with Garry Lavold pursuant to which he agreed to act as an officer and director of our company. Under the Services Agreement, Mr. Lavold was to be paid $10,000 per month for three years beginning October 24, 2001. During the first four months of the term of the Services Agreement, Mr. Lavold agreed to accept a minimum of $6,000 per month with the balance deferred until we were able to arrange suitable financing. In addition to the monthly fee that we agreed to pay to Mr. Lavold, Mr. Lavold was gifted 100,000 of our common shares by our majority shareholder, which our company agreed to register shares on a Form S-8 Registration Statement within five months. Mr. Lavold resigned from his positions with our company on April 1, 2002 and returned the 100,000 restricted common shares to the majority stockholder who gifted them to him on August 18, 2002.

By letter agreement and bill of sale, each respectively dated January 15, 2001 and made effective January 1, 2001, Berkeley Investments Inc., on behalf of Richard Bullock as undisclosed principal and former controlling shareholder of our company, agreed to purchase and PricewaterhouseCoopers Inc., trustee of Kafus Industries Ltd. and Cameron Strategic Planning Ltd. in bankruptcy (the "Vendor"), agreed to sell, all of the shares held by the Vendor, being 20,000,000 common shares in the capital stock of our company as well as all of the interests the Vendor may have, including accounts receivable or shareholders' loans, in our company and Camden Agro-Systems Inc. for the purchase price of Cdn. $50,000. On October 18, 2001, we received a loan in the amount of $300,000 from Berkeley Investment Inc. On December 27, 2001, we received a loan in the amount of $250,000 from Euro Group, a company controlled by Richard Bullock and Berkeley Investments Inc. sold 19,000,000 of our common shares to third parties. Subsequent to the year end, we approved the conversion of $1,554,562 in debts owed to Mr. Bullock into 1,554,562 series C preference shares. The preference shares have no voting rights, no dividends and are convertible to common shares in the capital of our company on a mutually acceptable basis. On January 20, 2003 we entered into an agreement with Mr. Bullock to remove the contingent liability and agreed to exchange all of the series C preferred shares for 1,554,562 common shares at the deemed value of $1.00 per share and $50,000 in cash payable within 150 days. The common shares will not have been registered under the Securities Act of 1933 but we agreed to commence registration encompassing the shares on or before 6 months of the date of their issuance.

Effective as of April 23, 2001, we entered into a consulting agreement with A. Schwab & Associates Inc., a company owned by one of our directors and officers Andrew Schwab. Pursuant to this consulting agreement, Andrew Schwab has agreed to provide us with consulting services which will include advising our board on our daily operations and activities; assisting and advising us with the identification and evaluation of potential business opportunities and business combinations; assisting and reviewing a long-term business plan and a short-term strategic plan; advising with respect to the recruitment and development of personnel; and providing our company with office space and services on a turnkey basis. We agreed to pay A. Schwab & Associates Inc. a fee of $4,000 per month for these services, which payment A. Schwab & Associates Inc. agreed to defer until we were in a position to pay these fees. The term of the contract was for a period of one year. On September 24, 2001, the consulting agreement was amended to increase the fees paid to A. Schwab & Associates Inc. to $5,000 per month. On April 24, 2002, we renewed a consulting agreement with A. Schwab & Associates Inc. where we have agreed to pay A. Schwab & Associates Inc. a fee of $8,000 per month for these services, of which $3000 per month of this payment A. Schwab & Associates Inc. has agreed to defer until we are in a position to pay the balance of these fees. The term of the contract is for a period of one year.

Item 13. Exhibits and Reports on Form 8-K.

EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

Exhibit Number and Description

(2) Plan of purchase, sale, reorganization, arrangement, liquidation or succession

2.1 Plan and Agreement of Reorganization, dated November 2, 1998, between Hyaton and Kafus Environmental Industries Ltd. (incorporated by reference from our Registration Statement on Form 10-SB on October 28, 1999).

(3) Articles of Incorporation/Bylaws

3.1 Amended and Restated Articles of Incorporation, filed April 30, 1999 (incorporated by reference from our Registration Statement on form 10-SB filed on October 28, 1999).

3.2 Amended and Restated Bylaws (incorporated by reference from our Registration Statement on Form 10-SB filed on October 28, 1999).

3.3 Certificate of Amendment to Articles of Incorporation, filed October 20, 1999 (incorporated by reference from our Registration Statement on Form 10-SB filed on October 28, 1999).

3.4 Certificate of Amendment to Articles of Incorporation, filed November 1, 2001 (incorporated by reference from our Form 10-QSB filed on November 14, 2001).

(10) Material Contracts

10.1 Purchase Agreement between Furst-McNess Company and Hyaton Organics, Inc., dated February 15, 2000 (incorporated by reference from Hyaton's Annual Report on Form 10-KSB filed on April 14, 2000).

10.2 Letter Agreement between Berkeley Investments Inc. and PriceWaterhouseCoopers Inc., as trustee in bankruptcy of Kafus Industries Ltd. and Cameron Strategic Planning Ltd., dated January 15, 2001 (incorporated by reference from Hyaton's Current Report filed on Form 8-K filed on March 19, 2001).

10.3 Bill of Sale between Berkeley Investments Inc. and PriceWaterhouseCoopers Inc., as trustee in bankruptcy of Kafus Industries Ltd. and Cameron Strategic Planning Ltd., dated January 15, 2001 (incorporated by reference from Hyaton's Current Report filed on Form 8-K filed on March 19, 2001).

10.4 Letter Agreement between Hyaton Organics Inc. and Camden-Agro Systems Inc., dated March 8, 2001 (incorporated by reference from Hyaton's Current Report filed on Form 8-K filed on March 19, 2001).

10.5 Advisory Agreement between Hyaton Organics Inc. and The Samarac Corporation Ltd., dated April 21, 2001 (incorporated by reference from Hyaton's Annual Report on Form 10-KSB filed on April 25, 2001).

10.6 Consulting Agreement between Hyaton Organics Inc. and A. Schwab & Associates Inc., dated April 20, 2001 (incorporated by reference from Hyaton's Annual Report on Form 10-KSB filed on April 25, 2001).

10.7 Offer to Purchase between Solar Energy Limited and Hyaton Organics Inc., dated July 11, 2001 (incorporated by reference from Hyaton's Current Report on Form 8-K filed on July 13, 2001).

10.8 Amendment Agreement between Solar Energy Limited and Hyaton Organics Inc., dated September 4, 2001 (incorporated by reference form Hyaton's Current Report on Form 8-K filed on September 21, 2001).

10.9 Offer to Purchase Agreement between Renewable Energy Limited and Hyaton Organics Inc., dated September 6, 2001 (incorporated by reference from Hyaton's Current Report on Form 8-K filed on September 21, 2001).

10.10 Agreement and Plan of Share Exchange between Hyaton Organics Inc., Renewable Energy Corporation and Renewable Energy Limited, dated October 19, 2001 (incorporated by reference from Hyaton's Quarterly Report on Form 10-QSB filed on November 14, 2001).

10.11 Agreement and Plan of Share Exchange between Hyaton Organics Inc., Sunspring, Inc. and Solar Energy Limited, dated October 19, 2001(incorporated by reference from our Form 10-QSB Quarterly Report filed November 14, 2001).

10.12 Offer to Purchase Agreement between Dr. Joe Ru He Zhao and Sun Power Corporation, dated November 5, 2001 (incorporated by reference from our Form 10-QSB Quarterly Report filed November 14, 2001).

10.13 Offer to Purchase Agreement between H2O Relief Management Inc. and Sun Power Corporation, dated November 5, 2001 (incorporated by reference from our Current Report on Form 8-K filed on November 14, 2001).

10.14 Share Purchase Agreement dated December 18, 2001 between Kenneth F. Swaisland and A. Richard Bullock (incorporated by reference from our Current Report on Form 8-K filed on January 16, 2002).

10.15 Promissory Note from Kenneth F. Swaisland to A. Richard Bullock dated December 18, 2001 for $8,800,000 (incorporated by reference from our Current Report on Form 8-K filed on January 16, 2002).

10.16 Share Purchase Agreement dated December 18, 2001 between Avion Holdings Inc. and A. Richard Bullock (incorporated by reference from our Current Report on Form 8-K filed on January 16, 2002).

10.17 Promissory Note from Avion Holdings Inc. to A. Richard Bullock dated December 18, 2001 for $636,456 (incorporated by reference from our Current Report on Form 8-K filed on January 16, 2002).

10.18 Promissory Note from Avion Holdings Inc. to A. Richard Bullock dated December 18, 2001 for $2,663,544 (incorporated by reference from our Current Report on Form 8-K filed on January 16, 2002).

10.19 Share Purchase Agreement dated December 18, 2001 between Jacqueline M. Swaisland and A. Richard Bullock (incorporated by reference from our Current Report on Form 8-K filed on January 16, 2002).

10.20 Promissory Note from Jacqueline M. Swaisland to A. Richard Bullock dated December 18, 2001 for $8,800,000 (incorporated by reference from our Current Report on Form 8-K filed on January 16, 2002).

10.21 Services Agreement between Hyaton Organics Inc. and Garry Lavold, dated September 15, 2001 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 1, 2002).

10.22 Employment Agreement between Renewable Energy Corp. and Dr. Reed Jensen, dated November 26, 2001 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 1, 2002).

10.23 Technology License Agreement between Reed Jensen and Renewable Energy Corp., dated November 26, 2001 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 1, 2002).

10.24 Technology License Agreement between Melvin Prueitt, Leslie Speir, Stanley Prueitt and Sunspring, Inc. (SUNS), dated November 26, 2001 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 1, 2002).

10.25 Technology License Agreement between Reed Jensen and Sunspring, Inc. (SUNS), dated November 26, 2001 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 1, 2002).

10.26 Technology License Agreement between Melvin Prueitt and Sunspring, Inc. (SUNS), dated November 26, 2001 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 1, 2002).

10.27 Services Agreement between Hyaton Organics Inc. and The Samarac Corporation, dated April 15, 2001 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 1, 2002).

10.28 Services Agreement between Sun Power Corporation and Venture Markets Capital Corp., dated December 15, 2001 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 1, 2002).

10.29 Consulting Agreement between Sun Power Corporation and A. Schwab & Associates Inc. dated April 24, 2002 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 1, 2002).

10.30 Debt Settlement and Private Placement Agreement between Sun Power Corporation and North Central Capital Corp., dated June 25, 2002 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 1, 2002).

10.31 Consulting Agreement between Sun Power Corporation and Lexington Ventures Inc., dated July 1, 2002 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 1, 2002).

10.32 Assignment of Purchase Option Agreement dated December 13, 2002 between Sun Power Corporation and Securities Trading Services Inc. (incorporated by reference from our Current Report on Form 8-K filed on December 30, 2002).

10.33 Executive Employment Agreement between Sun Power Corporation and Finley Foster dated October 1, 2002.

10.34 Consulting Agreement between Sun Power Corporation and Robyn Storer dated December 18, 2002.

10.35 Letter Agreement between Sun Power Corporation and Peter Schlesinger dated December 19, 2002.

10.36 Consulting Agreement between Sun Power Corporation and Roland Vetter dated December 28, 2002.

10.37 Letter Agreement between Sun Power Corporation and Victor Cardenas dated January 3, 2003.

10.38 Advisory Agreement between Sun Power Corporation and Thurn & Taxis Capital Management AG dated January 22, 2003.

(21) Subsidiaries

None.

(99) Additional Exhibits

99.1 Section 906 Certification.

REPORTS ON FORM 8-K

On November 30, 2002 we filed a current report on Form 8-K announcing the filing of our Form 10-QSB Quarterly Report for the period ended September 30, 2002 with the United States Securities and Exchange Commission. In connection with the new legislation that requires our Chief Executive Officer and Chief Financial Officer to certify periodic reports that contain financial statements, we attached as exhibit 99.1 to the Form 8-K Current Report the Certification of the President, Secretary and Treasurer.

On December 30, 2002 we filed a current report on Form 8-K announcing that by an Agreement dated October 19, 2001, we acquired from Solar Energy Limited all of the issued and outstanding shares of Sunspring Inc. in exchange for 8,000,000 Series A Preferred Shares and 2,000,000 common shares. Concurrently, by a similar Agreement dated October 19, 2001, we acquired from Renewable Energy Limited all of the issued and outstanding shares of Renewable Energy Corporation in exchange for 8,000,000 Series B Preferred Shares and 2,000,000 common shares.

Each of these Agreements, contained the right to return our Series A & Series B Preferred Shares in exchange for the return of their respective shares if, after one year from the closing date, we had not met certain conditions. As a result of our failure to satisfy these conditions, on November 20, 2002, Solar Energy Limited and Renewable Energy Limited requested the return of the Sunspring Inc. and Renewable Energy Corporation shares. As a result, on December 6, 2002 and effective as of December 30, 2002, we exchanged all of the shares of Sunspring Inc. and Renewable Energy Corporation for all of our Series A & B Preferred Shares.

Since completing the exchange and return of our Series A & Series B Preferred Shares, we no longer have any active operating business assets. We have initiated a restructuring program involving a change of business to seek out and acquire mineral resource properties meeting the following criteria: historic positive cash flow and profit; low cost production; expandable reserves; and the ability to increase production and cash flow through project financing. Our new focus will be on smaller resource properties on an international basis.

We executed an Assignment of Purchase Option Agreement on December 13, 2002 with Securities Trading Services Inc., who have agreed to assign us its rights to acquire title to certain mining claims and related assets located in the State of Sinaloa, Mexico. The Assignment of Purchase Option Agreement requires us to pay within ten days after the execution of the agreement the sum of US$250,000, payable in our restricted common shares at a deemed value of $0.25 per common share. In the event that we exercise the option to purchase, we will then be required to pay to Securities Trading Services Inc. an additional sum of US$750,000 payable in our restricted common shares at a deemed value of $0.25 per common share.

We have executed a consulting agreement with Ms. Robyn Storer, a qualified geologist to evaluate the proposed acquisition. Ms. Storer spent 5 years working as an exploration geologist with BP Minerals in Australia. After completing an MBA in Geneva, Switzerland, Robyn moved to London where she worked for over ten years as an equity analyst with Credit Lyonnais, HSBC and Credit Suisse First Boston where she assisted in selling Diamond Fields Resources to Canadian nickel company Inco for $C4.2 billion. For the past four years Robyn worked in New York and London for Barclays Capital covering the institutional debt markets for the mining, metals and steel industries. With over 20 years experience in the mining and metals sector, Robyn has visited and evaluated exploration and mining properties and mineral processing operations in Europe, Russia, South Africa, South America, USA, Australia, China and Canada.

Item 14. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN POWER CORPORATION

/s/ Andrew Schwab
By: Andrew Schwab
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)
Date: April 15, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures

/s/ Andrew Schwab
By: Andrew Schwab, President and Director
Date: April 15, 2003

/s/ Milton Datsopoulos
By: Milton Datsopoulos, Director
Date: April 15, 2003

/s/ Dana Hansen
By: Dana Hansen, Director
Date: April 15, 2003

CERTIFICATION

I, Andrew Schwab, certify that:

1. I have reviewed this annual report on Form 10-KSB of Sun Power Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ Andrew Schwab
Andrew Schwab
President, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer)