Form 10QSB
period 2003-03-31
SUN POWER CORP
filed 2003-05-15
CIK 1097805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [x] No[ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

32,681,000 common shares, without par value as at May 7, 2003

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Sun Power Corporation
(A Development Stage Enterprise)

Consolidated Balance Sheets
(Expressed in United States dollars)
	March 31,	December 31,
	2003	2002
	(unaudited
Assets

Current assets:
Cash	$-	$14
Accounts receivable and other	100	100
Prepaids and deposits	25,000	8,009
Total current assets	25,100	8,123

Investment	1	1

Fixed assets (note 3)	16,822	17,644

Deferred financing costs	-	17,433
Total assets	$41,923	$43,201

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$309,870	$228,604
Accrued liabilities	10,000	10,000
Promissory notes	57,500	30,000
Loans from related party	253,723	145,722
	631,093	414,326
Accounts payable to be settled by common shares (note 5(c))	450,054	450,054
Loans from related party to be settled by common shares (note 4)	1,350,050	1,350,050

Stockholders' deficiency:
Capital stock (note 5):
Authorized:
100,000,000 common shares with a par value of $0.01
25,000,000 preference shares with a par value of $0.01
Issued:
32,681,000 common shares (2002 - 31,681,000)	566,810	316,810
1,554,562 preference shares	1,554,562	1,554,562
Issuable common shares	-	250,000
Additional paid-in capital (note 5(a))	1,135,857	1,135,857
Deficit accumulated during the development stage	(5,646,503)	(5,428,458)
Total stockholders' deficiency	(2,389,274)	(2,171,229)
Total liabilities and stockholders' deficiency	$41,923	$43,201

Future operations (note 1(a))
Commitment (note 7)

See accompanying notes to interim consolidated financial statements.

Sun Power Corporation
(A Development Stage Enterprise)

Consolidated Statements of Operations and Deficit
(Unaudited)
(Expressed in United States dollars)

			Period from
			inception on
	Three month	Three month	November 24,
	period ended	period ended	1994 to
	March 31,	March 31,	March 31,
	2003	2002	2003

Revenue	$-	$-	$88,357

Expenses:
Consulting fees	35,867	263,749	1,911,218
Professional fees	21,594	96,134	590,244
Product research and development costs	28,486	95,841	963,911
Administrative and other expenses	52,343	76,241	904,163
Interest	78,933	56,300	376,795
Mineral property option	-	-	250,000
Amortization	822	3,612	21,478
	218,045	591,877	5,017,809

Loss before undernoted	(218,045)	(591,877)	(4,929,452)

Loss on disposal of Camden-Agro Systems Inc.	-	-	(244,536)
Gain on disposal of Renewable Energy Corp.	-	-	162,900
Gain on disposal of Sunspring, Inc.	-	-	62,494

Loss for the period	(218,045)	(591,877)	(4,948,594)

Deficit accumulated during the development
stage, beginning of period	(5,218,764)	(3,167,407)	-

Charge to deficit	-	-	(488,215)

Deemed dividends on preferred stock	(209,694)	(209,694)	(209,694)

Deficit accumulated during the development
stage, end of period	$(5,646,503)	$(3,968,978)	$(5,646,503)

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.21)

Weighted average number of shares outstanding	32,347,666	31,556,000	23,802,222

See accompanying notes to interim consolidated financial statements.

Sun Power Corporation
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in United States dollars)

			Period from
			inception on
	Three month	Three month	November 24,
	period ended	period ended	1994 to
	March 31,	March 31,	March 31,
	2003	2002	2003

Cash flows from (used in) operating activities:
Loss for the period	$(218,045)	$(591,877)	$(4,948,594)
Items not involving the use of cash:
Amortization	822	3,612	21,478
Stock based compensation	-	139,452	826,726
Shares issued as a financing fee	-	-	5,000
Mineral property option payment	-	-	250,000
Loss on disposal of Camden-Agro Systems Inc.	-	-	244,536
Gain on disposal of Renewable Energy Corp.	-	-	(162,900)
Gain on disposal of Sunspring, Inc.	-	-	(62,494)
Amortization of deferred financing costs	17,433	18,000	112,766
Changes in non-cash operating working capital:
Accounts receivable and other	-	25,000	9,093
Prepaids and deposits	(16,991)	(30,714)	(25,000)
Accounts payable	81,266	113,739	949,225
Accrued liabilities	-	(27,406)	13,800
	(135,515)	(350,194)	(2,766,364)

Cash flows used in investing activities:
Capital expenditures	-	(32,628)	(47,341)
Cash on disposal of Camden-Agro Systems Inc.	-	-	(208)
Cash of acquired business	-	-	107,568
Reduction in cash on disposal of Sunspring, Inc.	-	-	(5,854)
Reduction in cash on disposal of Renewable Energy Corp.	-	-	(7,001)
Advances to Sunspring and REC prior to acquisition	-	-	(175,000)
	-	(32,628)	(127,836)

Cash flows provided by financing activities:
Promissory notes	27,500	25,500	57,500
Issuance of common shares	-	-	100,657
Loans from related party, including accrued interest	108,001	183,300	2,719,111
	135,501	208,800	2,877,268

Effect of exchange rate changes on foreign
currency cash balances	-	-	19,432

Decrease in cash	(14)	(174,022)	-

Cash, beginning of period	14	217,830	-

Cash, end of period	$-	$43,808	$-

Cash is defined as cash less bank indebtedness.

Sun Power Corporation
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows, Continued
(Unaudited)
(Expressed in United States dollars)

			Period from
			inception on
	Three month	Three month	November 24,
	period ended	period ended	1994 to
	March 31,	March 31,	March 31,
	2003	2002	2003

Supplementary information:
Interest paid	$-	$-	$-
Income taxes paid	-	-	-
Non-cash transactions:
Deferred finance costs funded by loans to related parties	-	-	112,766
Issuance of common shares:
On acquisitions	-	-	310,590
In settlement of obligation	-	-	59,750
Mineral property option	-	-	250,000
Issuance of preference shares:		-
On acquisitions	-	-	160,000
In settlement of shareholder loan	-	1,554,562	1,554,562

See accompanying notes to interim consolidated financial statements.

sun power corporation

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Three month period ended March 31, 2003 and 2002

Period from inception on November 24, 1994 to March 31, 2003

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

The terms of the Assignment of Purchase Option Agreement require the Company to pay within ten days after the execution of the Agreement the sum of $250,000, payable in 1,000,000 restricted common shares at a deemed value of $0.25 per common share. These shares had not been issued at December 31, 2002 but were issued in February 2003 and are reflected as issued common shares in stockholders' deficiency at March 31, 2003. In the event that the Company exercises the option to purchase, it will then be required to pay to STS an additional sum of $750,000 payable in 3,000,000 restricted common shares. The securities issued pursuant to the terms of the agreement are restricted securities but the Company has agreed to register such shares with the Securities and Exchange Commission in the United States not later than six months from the closing date of the acquisition. In the event that the Company fails to meet this provision, it will be required to issue an additional one percent of the total number of securities issued to STS under the agreement, for each month that it is in breach of the registration provisions.

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

1.	Nature and continuance of operations (continued):
Completion of this acquisition is subject to the satisfactory completion of due diligence and financing.
(a) Future operations:

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses and has not generated profitable operations since inception. In addition, at March 31, 2003, the Company has a working capital deficiency of $605,993 and a stockholders' deficiency of $2,389,274.

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
(b) Development stage enterprise:

For U.S. accounting purposes the Company is considered to be a development stage enterprise from inception on November 24, 1994 to March 31, 2003 as its efforts have been and continue to be primarily directed towards the development of new products. The identification of an entity as a development stage enterprise does not impact the measurement and recognition principles applied in these consolidated financial statements but does require the disclosure of specified cumulation from inception and other information.

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

In the opinion of management, these interim consolidated financial statements reflect all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position as at March 31, 2003, results of operations and cash flows for the three month periods ended March 31, 2003 and 2002.

Interim results of the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year as a whole or for any other period. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2002.

(a) Principles of presentation:

These consolidated financial statements include the accounts of Sun Power Corporation ("Sun Power" or the "Company") and its wholly owned subsidiaries, Sunspring, Inc. ("Sunspring") and Renewable Energy Corp. ("REC"), from their respective date of acquisition to their respective dates of disposition. All material intercompany balances and transactions have been eliminated.

2.	Significant accounting policies (continued):
	(b)	Fixed assets:
Fixed assets are recorded at cost. Amortization is calculated from the date of acquisition using the following methods and rates:

	Asset	Basis	Rate

	Computer equipment	declining-balance	30%
	Office equipment and tools	double declining-balance	5 - 7 years
	Tractor	double declining-balance	7 years

	(c)	Loss per share:

Loss per share is calculated using the weighted average number of shares outstanding during the fiscal period. This average includes as outstanding common shares, shares issued in a reporting period from the date of their issuance. Diluted per share amounts do not differ from basic per share amounts as the effect of stock options outstanding during the periods presented is anti-dilutive.

	(d)	Stock option plan:

The Company has a stock-based compensation plan. For grants to employees, officers and directors (collectively, "employees"), compensation expense is recognized over the vesting period in an amount equal to the difference, if any, between the market value of the Company's common shares at that measurement date and the exercise price. The value recognized for option grants is expensed in the consolidated statements of operations. Options granted to non-employees are recorded at their fair value as the services are provided and the options earned. No options were granted in the three month period ended March 31, 2003.

Set out below is loss and loss per share information as if the Company had determined compensation expense based on the fair value at the grant date for its employee stock options:

		2003	2002

Loss for the period:
	As reported	$ (218,045)	$ (591,877)
	Pro forma	(224,516)	(713,044)

Basic and diluted loss per share:
	As reported	$ (0.01)	$ (0.02)
	Pro forma	(0.01)	(0.02)

The fair value of stock options granted during 2001, and vesting during 2002 and 2003, was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, risk-free interest rate of 4.74%, an expected life equal to their maximum term, and a volatility of 59.6%.

2.	Significant accounting policies (continued):
(e)	Mineral property costs:
Mineral property costs incurred prior to the property having a bankable feasibility study are expensed as incurred.
(f)	Foreign currency translation:

These consolidated financial statements are presented in U.S. dollars which is the Company's currency. Transactions denominated in other currencies are translated at exchange rates in effect at the date of the transactions with exchange gains and losses included in the determination of income. To date exchange gains and losses have been nominal.

(g)	Use of estimates:

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

3.	Fixed assets:

2003	Cost	Accumulated amortization	Net book value

Computer equipment	$21,964	$5,142	$16,822

2002	Cost	Accumulated amortization	Net book value

Computer equipment	$21,964	$4,320	$17,644

4.	Related party transactions and balances (continued):
(a)	Loans from related party:
The loans from related party, who is a shareholder of the Company, bear interest at a rate of 20% per annum with no specific terms of repayment.

On January 9, 2002, the Board approved the conversion of loan of $1,554,562 from Mr. Bullock into 1,554,562 Series C convertible preferred shares have a stated value of $1 per share. The preference shares have no voting rights and receive no dividends. As at May 13, 2003, the common shares have not been issued. The remaining loans from Mr. Bullock do not bear interest and no specific terms of repayment.

In January 2003, the Company entered into an agreement with Mr. Bullock to issue 5,400,204 common shares to settle a loan in the amount of $1,350,050. As these liabilities are to be settled by equity instruments, they have been classified outside of current liabilities for financial reporting purposes. As at May 13, 2003, the common shares have not been issued.

(b)	Accounts payable:
Included in accounts payable is $241,236 (December 31, 2002 - $188,900) payable to private companies controlled by a significant shareholder or by a director of the Company.
(c)	Fees:

The Company has been charged administrative, management and consulting fees aggregating $54,000 (three months ended March 31, 2003 - $107,600) by certain officers, directors and private companies controlled by them.

5.	Capital stock:
	(a)	Issued:

			Number of shares	Value per share	Share capital	Additional paid-in capital

		Issued for cash at inception, November 24, 1994	1,000	$ 0.657	$ 657	$ -

		Issued and outstanding at all period ends prior to September 30, 1998	1,000		657	-

		Issued during the year ended December 31, 1998:
		For investment in CASI	27,058,000	0.01	270,590	-
		For financing fee	500,000	0.01	5,000	-

		Issued and outstanding, December 31, 1998	27,559,000		276,247	-

		Adjustments resulting in an increase in additional paid-in capital:
		Shares cancelled	(3,000)	0.01	(30)	687
		Authorized par value change	-		(657)	-
		Stock based compensation options	-		-	222,500

		Issued and outstanding, December 31, 1999 and 2000	27,556,000		275,560	223,187

		Issued during the year ended December 31, 2001:
		For investment in REC (note 4)	2,000,000	0.01	20,000	-
		For investment in Sunspring (note 3)	2,000,000	0.01	20,000	-
		For stock based compensation (note 9(c))	-		-	270,000
		Stock based compensation options	-		-	75,165

		Issued and outstanding, December 31, 2001	31,556,000		315,560	568,352

		Issued during the year ended December 31, 2002:
		For cash	100,000	0.01	1,000	99,000
		In settlement of obligation	25,000	2.39	250	59,500
		Stock-based compensation options	-		-	199,311
		Deemed dividend on preferred stock	-		-	209,694

		Issued and outstanding, December 31, 2002	31,681,000		316,810	1,135,857

		Issued during the quarter ended March 31, 2003:
		To settle Purchase Option Agreement	1,000,000	0.25	250,000	-

		Issued and outstanding, March 31, 2003	32,681,000		$ 566,810	$ 1,135,857

5.	Capital stock (continued):
	(b)	Issuance of shares for non-monetary consideration:

Shares issued to consultants for services rendered (including shares transferred by a principal shareholder), settlement of debt and the acquisition of assets or businesses are recorded based upon the fair market value of the shares at the date of the related agreements to issue the shares.

	(c)	Commitments to issue common shares:

In January 2003, the Company entered into agreements to issue 1,800,217 common shares to settle accounts payable aggregating $450,054. As these liabilities are to be settled by equity instruments, they have been classified outside of current liabilities for financial reporting purposes. As at May 13, 2003, the common shares have not been issued.

	(d)	Preferred stock offerings:

As the Preferred stock was issued in settlement of an outstanding loan (note 8(a)) at a conversion price that was less than the market price of the Company's common shares at the date of agreement for issuance, the difference resulting from the allocation of the proceeds to the beneficial conversion feature of $209,694 was recorded as a deemed dividend or return to the preferred shareholders.

On January 20, 2003, the Company entered into an agreement with Mr. Bullock to remove the contingent liability and agreed to exchange all of the series C preferred shares for 1,554,562 common shares at the deemed value of $1.00 per share and $50,000 in cash payable within 150 days. The common shares will not have been registered under the Securities Act of 1933 but the Company agreed to commence registration encompassing the shares on or before 6 months of the date of their issuance. As at May 13, 2003, the common shares have not been issued.

6.	Financial instruments:
	(a)	Fair value:

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

7.	Commitments:
(a)

Effective as of April 24, 2002, the Company entered into a consulting agreement for administrative, marketing and management services, which expired April 23, 2003. Under the terms of the agreement, the consultant received $8,000 per month plus reimbursement for pre-authorized expenses. At March 31, 2003, accounts payable includes $86,798 related to this arrangement.

On April 30, 2003, the Company entered into a consulting agreement for administrative, marketing and management services, which is effective until further notice and for a minimum period of 12 months. Under the terms of the agreement the consultant will receive $7,000 per month plus reimbursement for pre-authorized expenses.

(b)

On April 20 2001, the Company entered into an advisory agreement for a two year term in which the advisor acted as its international strategic planner and assisted the Company to secure financing new business opportunities. The advisor received $10,000 per month and was reimbursed for all reasonable pre-approved expenses.

On April 29, 2003, the Company entered into an advisory agreement for a one year term in which the advisor will assist Sun Power in introducing their common stock for trading in Europe. The advisor will receive $1,500 per month and be reimbursed for all reasonable pre-approved expenses. The agreement may be terminated at any time after 30 days by the Board of Directors of the Company.

Item 2. Management's Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this quarterly report, the terms "we", "us", "our", and "Sun Power" mean Sun Power Corporation.

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

We were operating as a development stage company without an operating business until we acquired 100% of the shares of Sunspring, Inc., a Nevada company, and Renewable Energy Corporation, a New Mexico company, on December 10, 2001. Subsequent to our inability to meet certain financing conditions as defined within the acquisition agreements for the development of the technologies owned by Sunspring Inc. and Renewable Energy Corporation, on December 6, 2002, we returned all of the issued and outstanding shares of Sunspring, Inc. and Renewable Energy Corporation in return for all of our Series A and Series B Preferred Stock, which had been issued as a part of the purchase price.

By an Assignment of Purchase Option Agreement dated December 16, 2002, we acquired all of the purchaser's rights under a Purchase Option Agreement dated November 27, 2002. This Purchase Option Agreement grants to our company an option to purchase all of the issued and outstanding shares of Minera Real de Cosalá SA de CV, a Mexican corporation that owns legal and beneficial title to certain mineral exploration and exploitation rights, mining concessions and licenses and a mill which, together with the land and improvements owned by Ms. Ana Lucia Guinea Hernandez, constitute the recently closed La Verde copper-silver mine. The La Verde mine is located approximately 21 kilometres from the town of Cosalá, in the state of Sinaloa, Mexico. Cosalá has a population of approximately 18,000 people.

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

Our consolidated financial statements have been prepared on the going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. If we were not to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. As described elsewhere in this report, at March 31, 2003, there are certain conditions that currently exist that raise substantial doubt about the validity of this assumption. While we anticipate raising additional private placement funds to remove the substantial doubt, these private placements are not assured. Failure to raise additional funds may result in the curtailing of our operations or writing our assets and liabilities down to liquidation values, or both.

Plan of Operation

On December 3, 2002 we announced that we had initiated a restructuring program involving a change of business, namely to seek out and acquire revenue producing mining assets through the use of project financing. By mitigating raw material supply risk, process risk and market risk, we believe that we can fund the acquisition of targeted mining properties without reliance upon a corporate equity issue. To qualify as a targeted acquisition, a mining property must demonstrate; a minimum of three years historic operations with positive cash flow; low cost production as a defense against lows in the market cycles; potential for expandable mineral reserves and the ability to increase production and cash flow through modern mining techniques. We are currently exploring the acquisition of certain mineral resource properties that fit our new focus.

On December 16, 2002 we executed an Assignment of Purchase Option Agreement with Securities Trading Services Inc. ("STS") in which STS agreed to assign its rights to acquire title to certain mining claims and related assets (collectively "the Property"). The terms of the Assignment of Purchase Option Agreement require that we issue within ten days after the execution of the agreement, the sum of $250,000 payable in restricted common shares of our company at a deemed value of $0.25 per common share. In the event that we exercise the option to purchase, we will then be required to pay to STS an additional sum of $750,000 payable in restricted common shares of our company at a deemed value of $0.25 per common share. The securities issued pursuant to the terms of the agreement will have such hold periods as are required under applicable securities laws. We have agreed to file a Registration Statement with the SEC incorporating the securities issued under the agreement no later than six months from the closing date of the acquisition. In the event that we fail to meet this provision, we shall issue an additional one percent of the total number of securities issued to STS under the agreement, for each month that we are in breach of the registration provisions.

The terms of the Purchase Option Agreement (the "Agreement") between STS and the vendors dated November 27, 2002 grant to the holder of the option (which is now Sun Power) the right to acquire all right, title and interest in the Property by way of the acquisition of 100% of the issued and outstanding shares of the vendor, which owns outright all of the surface and underground equipment, the mill and related buildings and all interests in the land and improvements for the sum of US$5,000,000. The option is exercisable at any time during the period expiring May 27, 2003, although the holder of the option has the right to extend the option period by two successive 30-day periods. Prior to the commencement of the first period, the vendors have given the holder of the option 60 days to conduct their due diligence. We have agreed to pay all taxes pertaining to the Property as they become due and payable during the period that the option remains in effect, such amount not to exceed US$25,000.

The Property consists of three formerly producing silver/copper mines and a mill encompassing more than 5,000 hectares (5 miles by 3 miles) with excellent local access near deep-sea ports. There is available power at both the mine and the mill for operation and expansion. The mine has been producing ore concentrate at the rate of 200 tonnes/day for the last 14 years. Previous mining was from large open slopes accessed by adit ramp and a six level spiral decline. The mill has a 200-ton per day capacity plant with two ball mills and a flotation recovery plant producing a bulk copper silver concentrate. Approximately 2 million tonnes have been mined from the three past producers at an average grade of about 300 grams Silver, 1% Copper and minor gold credits. The mine and mill are currently not operating and have been on a care and maintenance program since closure in mid 2001, due to financial problems at Grupo México's San Luis Potosi smelter which resulted in a cessation of payments by the smelter for concentrate. At that time, 100% of the concentrate production was sold under contract to Grupo México's San Luis Potosi smelter.

Recent geological reports suggest a significant resource of mineralization in four additional deposits with surface outcrop, in both reserves in the active mine workings and in important resources adjacent to the mine workings on the property.

Ms. Robyn Storer was retained by our company on December 18th, 2002 to evaluate the proposed acquisition. Ms. Storer has over 20 years experience in the mining and metals sector. She spent 5 years working as an exploration geologist with BP Minerals in Australia. After completing an MBA in Geneva, Switzerland, Robyn moved to London and worked for over ten years as an equity analyst with Credit Lyonnais, HSBC and Credit Suisse First Boston, where she assisted in selling Diamond Fields Resources to Canadian nickel company Inco for $C4.2 billion. For the past four years, Robyn has worked in New York and London for Barclays Capital covering the institutional debt markets for the mining, metals and steel industries. Robyn has visited and evaluated exploration and mining properties and mineral processing operations in Europe, Russia, South Africa, South America, USA, Australia, China and Canada.

Ms. Storer visited the mine and mill in early January and has submitted an Interim Report to the board of directors in which she concluded "the proposed acquisition represents a viable commercial opportunity and should be pursued". We have since requested that Ms. Storer prepare a specialist independent technical and financial assessment report on the Property. To that end, Ms. Storer has examined documentation on the Property and initiated independent reports for additional due diligence by; Mr. William Murray of Optimum Project Services Ltd. ("Optimum") to assess the current condition of the facilities with a view to starting operations at 450-tpd and the practicality and cost of upgrading the facilities to a 600-tpd operation; and Mr. Alex Burton, P. Eng., P. Geo., of Burton Consulting Inc., to evaluate the mineralization of the Property, focusing on the various categories of ore reserves and exploration potential; and Mr. Jack Butterfield B.A.Sc., MBA, Butterfield Mining Consultants to investigate potential off-take suppliers and terms for sale of the concentrate.

Ms. Storer is waiting on the final results of a review being undertaken by auditors KPMG, whose offices are located in Culican, Mexico and who are conducting, on our behalf, a review of the past 5-years financial statements of the Property. We have also engaged a lawyer in México City to request from the mining department of México (Direccion de Minas) an official certification that all of these claims are in good standing. We have received legal opinion in México in accordance with Article 19, Section VII of the Méxican Mining Law that the current owner of the claims has the right to transfer full ownership of the assigned claims to any other parties without any restrictions or limitations.

In conjunction with the proposed change of business, our company has proposed a name change to "Cardinal Minerals" and once the independent geological assessments have been completed, including estimates of the current reserves and mineral resources adjacent to the previously operating mine, will use the report to prepare the financial models required in order to pursue the financing necessary to acquire and develop the Property.

Our company has proposed to issue a U.S. dollar bond offering to finance the acquisition and to facilitate the ongoing development of the Property. We have retained the services of Thurn & Taxis Capital Management AG, a Liechtenstein firm, as financial advisors to assist with the preparation, arrangement and placement in Europe of a $10 million bond. The terms of the bond are currently under negotiation. The net proceeds of the bond, if successfully placed, will be used to acquire 100% ownership of the silver-copper mine, upgrade the existing mill and provide on-going working capital. The bond, when issued, will not be registered under the Securities Act of 1933, nor can it be offered or sold in the United States, pursuant to an exemption provided under Regulation S.

Conditional on the success of the current financing plans, we will be transferring the Purchase Option Agreement to acquire title to the Property including the mining claims, mine, mill and related assets to a new Mexican holding company to be formed called Recursos Minerales Cardenal, S. de R.L. de C.V. ("MINERALES CARDENAL") which will be a direct wholly owned subsidiary of our company. Minerales Cardenal will acquire the shares in the mining company and will also own all the shares in a management company being set up to minimize Mexican taxes. Minerales Cardenal's formation should be completed before the end of June, 2003 and once formed, we will cede the purchase option with rights to the 28 claims and concessions which are part of the acquisition.

Cash Requirements

Presently, we have no revenues and we cannot meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue into fiscal 2003. We have projected that we may require up to $10 million to fund our acquisition and upgrade the La Verde mine, as well as to meet ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Estimated Funding Required During the Next Twelve Months
Operating expenses
Marketing	$5,000
General and Administrative	$364,000
Engineering research and development	$250,000
Capital Expenditures	$7,700,000
Working capital	$234,000
Total	$8,553,000

As at December 31, 2002, we had a working capital deficiency of $2,206,307. We plan to raise the capital required to meet our estimated funding requirements for the balance of fiscal 2003 primarily through the placement of a $10,000,000 bond offering in Europe and we are presently seeking a bond rating for this financing, based on the current business plan now under development. We do not anticipate that we will be able to satisfy any of these funding requirements internally until after such time as we have acquired and upgraded the La Verde mine and mill and begin to generate revenues.

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

Over the past decade the mine output and mill throughput have averaged in the order of 100 to 200-tpd. The business plan now being prepared, is based on the expansion of existing mining and processing of a silver-copper-gold deposit. It is planned to mine the silver-copper-gold deposit at an initial rate of 450 tonnes per day ("tpd") rising to 600-tpd in the second quarter following the restart of production. The proposed mining schedule is anticipated to average 210,000 tonnes per annum ("tpa") over the first 5 years of production. The mine is accessible from two existing adits connected underground by a ramp. Existing mining faces will provide the initial ore feed to the mill. New underground development work will focus on delivering high-grade ore to the mill in the early years. The proposed work program, encompassing modifications to the existing mine and mill, is anticipated to commence in July 2003. The start of continuous production of saleable concentrate is proposed for November 2003. The capital cost to achieve the planned production rates, including contingencies, is estimated at US$2.7 million.

Product Research and Development

The Property consists of about 6000 hectares (5 miles by 3 miles) of mining exploitation and exploration concessions encompassing four past producing mines. The most recent production was from the north end of the property. Almost all of the rock units in the mine area are volcanic derived as lavas, sediments formed from volcanic debris and chemical sediments formed from hot springs near volcanic vents. All units were formed underwater with most of the older units in deep water and some of the youngest possibly formed in very shallow water. The mine is a unique variety of a volcanogenic massive sulphide ("VMS") deposit. The volcanic horizon which hosts the mine, extends in a northwest-southeast direction for approximately 4 km.

There are at least 3 mineralized zones in the mine sequence. Historic mining was confined, until recent years, to the first sequence from a series of 3.0 to 6.0 meter wide parallel ore horizons. There are still portions within the mine that are both underground and on surface. It has been estimated that around 45% of the ore grade beds in the first sequence remain un-mined. This residual ore resides in pillars, bridges and two un-mined crown pillars. This ore could be recovered using cut and fill methods, and once the backfill was in place could be extracted.

The second sequence is composed of two horizons, separated by a narrow un-mineralized unit. This sequence has provided the major portion of ore mined in recent years. There has been sufficient mining to establish grade and make reserve projections. The reserve calculation goes from near surface down to the 4th level. It has been predicted by geophysics and substantiated by drilling that the mineralized beds continue below the 4th level for at least an additional 100 meters of depth.

The third sequence is a geophyisically anomalous and drill confirmed mineralized horizon that has not yet been explored underground. It is not yet considered in any reserve calculation.

Additional targets with potential to host additional mineralization have been identified within the mineral leases. The volcanoclastic rocks which host the mine host an additional 6 known occurrences of mineralization that are considered excellent exploration targets. Southeast along 1.5 kilometres of strike there are nearly continuous mineralized zones, respectively known as the Apomo, San Antonio, and Los Indios. In the next kilometre along strike there are two past producing mines, the Mamut and El Cajon, each of which are reported to have produced 500,000 tonnes grading approximately 525 gpt of silver. Approximately 0.5 km northwest of the mine, old small workings were discovered in 1998. None of these zones have been explored using modern exploration tools and methods.

It is planned to undertake an I.P geophysical exploration program concentrating on the areas of known mineralization on the concessions. To this end $250,000 has been budgeted for exploration in Year 1 of the project. I.P geophysics, a relative inexpensive exploration tool, was tested at the mine and was successful in identifying at least one 'blind' ore horizon.

Purchase of Significant Equipment

Mr. William Murray of Optimum Project Services Ltd. ("Optimum") was retained by our company to assess the current condition of the facilities with a view to starting operations at 450-tpd and the practicality and cost of upgrading the facilities to a 600-tpd operation. After a site visit and review of the existing mill, Optimum concluded that "the overall condition of the plant is reasonable. It can be upgraded to the 450-tpd level by de-bottlenecking certain aspects of the plant and eliminating some poorly executed parts of the installation. The next stage of upgrade to 600-tpd will be relatively easy to accomplish after the mine has achieved sustained performance at 450-tpd."

The conclusions in regard to the proposed expansion in mine production, were that "the equipment in this area is not in good condition... essentially, most of it has to be replaced. The basic elements are in place but they all need a significant upgrading. The identification of new production levels (450-tpd and 600-tpd) from this mine is a simple extrapolation of historic production; while incorporating the improvements prescribed in this [Optimum] report."

"The upgrade to 600-tpd requires the inclusion of a new mill line and provision of adequate surge capacity in the fine ore bins. A new secondary crusher and larger conveyor belts will be required. It is anticipated that the planned modifications, to expand Mill capacity and production and Mine production to an initial 450-tpd, would take approximately four months from commencement to commissioning. Commissioning is expected to be rapid."

Optimum's estimate of capital cost to achieve the planned production rates, including contingencies, was US$2.7 million as at February 2003.

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

WE ARE A DEVELOPMENT STAGE COMPANY WITH A LIMITED OPERATING HISTORY AND HAVE NOT EARNED ANY SIGNIFICANT REVENUES SINCE OUR FORMATION WHICH MAKES IT DIFFICULT TO EVALUATE WHETHER WE WILL OPERATE PROFITABLY.

We are a development stage company in the process of acquiring revenue producing mineral resource assets through the use of project financing. By mitigating raw material supply risk, process risk and market risk, we believes that we can fund the acquisition of targeted mining properties without reliance upon a corporate equity issue. As a relatively new company involved in the acquisition of certain mineral resource properties we do not have a historical record of sales and revenues nor established business track records. We have not earned any revenues since our formation.

Unanticipated problems, expenses and delays are frequently encountered in acquiring resource properties. Our ability to successfully acquire, produce and eventually sell the ore concentrate and to eventually generate operating revenue will depend on our ability to, among other things:

1. successfully complete the modifications to the existing mine and mill for the processing of the silver-copper-gold deposit; and

2. successfully commence the start of continuous production of saleable concentrate as planned for November 2003; and

    successfully enter into contracts with potential offtakers on acceptable terms for the sale of the concentrate; and

    successfully confirm the existence of sufficient ore reserves and additional mineralization to justify the expansion of mine production beyond 600-tpd; and

    obtain the financing needed to enable implementation of our business plan and plan of operations; and

    other factors which may include, but are not limited to, metals prices and price volatility, amount of metals production, costs of production, remediation, reclamation, and environmental costs, regulatory matters, cash flow; and project development risks.

Given our limited operating history, lack of sales and operating losses, there can be no assurance that we will be able to achieve any of these goals and achieve or maintain profitability.

THE FACT THAT WE HAVE A HISTORY OF NET LOSSES AND HAVE NOT EARNED ANY SIGNIFICANT REVENUES SINCE INCORPORATION RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We incurred a consolidated loss for the period ended March 31, 2003 of $218,045 and a loss of $2,051,357 for the year ended December 31, 2002. This loss is due to our activities relative to the development of the technologies of Sunspring Inc. and Renewable Energy Corporation (in 2002) and in consulting and other professional expenses (in 2002 and 2003). Although we anticipate that we will be able to generate revenues in the future, we also expect development costs and operation costs to increase as well. Consequently, we expect to incur operating losses and negative cash flow until:

1. we complete the modifications to the existing mine and mill for the processing of the silver-copper-gold deposit;

2. we commence the start of continuous production of saleable concentrate;

3. we have achieved a level of sales of the concentrate such that we are operating in a profitable manner.

These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditor's opinion on the December 31, 2002 consolidated audited financial statements, which were filed with our Annual Report on Form 10-KSB. The consolidated financial statements do not include any adjustments as a result of this uncertainty. To the extent that such expenses are not followed by revenues in a timely manner, our business, results of operations, financial condition and prospects would be materially adversely affected.

WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO ESTABLISH OUR BUSINESS.

We incurred a cumulative net loss for the period from November 24, 1994 (inception) to March 31, 2003 of $4,948,594. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

Our future capital requirements will depend on many factors, including cash flow from operations, progress of the proposed work program for an expansion of mine production and mill throughput approximately 4 months from the date of acquisition, competition and global market conditions and an ability to successfully deliver sufficient quantities of concentrate to offtakers. Our recurring operation losses and growing working capital needs will require that we obtain additional capital to operate our business before we have established that our new businesses will generate significant revenue. We do not have sufficient funds on hand to complete the acquisition of the mineral however we have proposed to issue a U.S. $10 million dollar bond offering to acquire 100% ownership of the silver-copper mine, upgrade the existing mill and provide on-going working capital. We have predicted that we will require approximately $1,500,000 over the period ending December 31, 2003 in order to accomplish our goals of expanding the mine and mill to the 450-tpd production levels and an additional $1,200,000 to reach production levels of 600-tpd. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that we:

1. incur unexpected costs in the planned modifications to the mine and mill or encounter any unexpected equipment supply, labour, regulatory or other difficulties; and

2. incur delays and additional expenses as a result of the extraction and development of ore reserves; and

3. are unable to realise projected demand and markets for our concentrate; and

4. incur any significant unanticipated expenses.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans.

We will depend almost exclusively on outside capital to complete the acquisition and planned modifications to the mine and mill. Such outside capital may include the sale of additional stock and/or commercial borrowing. There can be no assurance that capital will continue to be available if necessary to meet these continuing development costs or, if the capital is available, it will be on terms acceptable to our company. The issuances of additional equity securities by our company would result in a significant dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our company's liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable, our business and future success may be adversely affected.

TRANSITION FROM ACQUISITION TO COMMERCIAL PRODUCT.

During the period of modification to the mill, the mine would concentrate on developing sufficient working faces to supply the expanded mill capacity. Commissioning of the modified mill is expected to be rapid due to the existence of a skilled and experienced workforce, the simple nature of the flow sheet and relatively minor modifications to the historic flow sheet and equipment.

The ready availability of good second-hand and refurbished mining and processing equipment, both in North America and worldwide, is a significant factor in reducing capital cost of the proposed modifications and capacity expansions. It is common practice amongst smaller mining and processing equipment in the metals and mining industry to use second-hand and refurbished equipment, The availability of good quality and inexpensive equipment has been boosted in recent years by the closure of a number of mining operations as a result of low base metal prices.

It is planned that the mill be shut and upgraded over a four-month period. The increase in capacity to 600-tpd will principally require installation of a new mill line and upgrades in the crusher and screening area. It is expected that the expansion can be undertaken while the 450-tpd section continues to work, with minor shutdowns to change circuits.

Apart from the provision for working capital and on-going replacement capital (estimated at approximately $150,000 per annum), no additional capital expenditure over an above is anticipated. If a decision is taken to expand the plant capacity or to build a new processing facility to expand production, based on the success of exploration and reserve delineation, capital expenditure provisions will require review.

NEED FOR ADDITIONAL FINANCING.

We anticipate that we will require approximately $8,553,000 in additional financing over the year ended December 31, 2003. We will likely secure any additional financing necessary through the further issuance of our equity securities or by debt financing. There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. Although we believe that we have funds sufficient to meet our immediate needs, we may require further funds to finance the development of the technologies of our newly acquired businesses. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of the technologies of our newly acquired businesses. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

WE EXPECT TO EXPERIENCE SIGNIFICANT AND RAPID GROWTH IN THE SCOPE AND COMPLEXITY OF OUR BUSINESS AS WE PROCEED WITH THE DEVELOPMENT OF OUR PROPERTY. IF WE ARE UNABLE TO HIRE STAFF TO HANDLE PRODUCTION AND MANAGE OUR OPERATIONS, OUR GROWTH COULD HARM OUR FUTURE BUSINESS RESULTS AND MAY STRAIN OUR MANAGERIAL AND OPERATIONAL RESOURCES.

As we proceed with the development of our mineral properties, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to assist with the proposed expansion of the Mine and Mill operations and with the exploration for additional mineralized zones using modern exploration tools and methods. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a materially adverse effect on our business and financial conditions.

The majority of the workforce for the mine and mill is drawn form the local township of Cosalá, including key personnel. There can be no guarantee that they will be available to rejoin the operations once production recommences. However, the mine and mill have historically provided the major non-agricultural employment in the town and environs of Cosalá. When the mine closed there were 27 mine employees working on a single shift. It is proposed to incorporate a second shift to meet the initial production target of 450-tpd, bringing manning at the mine to an estimated 45. The move to 600-tpd will require working 2.5 shifts per day with two production and 2.5 development shifts, requiring additional personnel. All of these new employees will need training and there can be no assurances that we will not incur difficulties with employees and staffing to maintain proposed production schedules.

IF WE ARE UNABLE TO ACHIEVE MARKETS FOR ORE CONCENTRATES WE WILL BE UNABLE TO BUILD OUR BUSINESSES.

Our success will depend on the realization of significant grades of ore concentrate. We cannot assure you that our mining and milling efforts will achieve the desired results, nor can we assure you that our proposed acquisition or future acquisitions will achieve sufficient levels of return to support our operations and build our business.

THE LOSS OF OUR KEY TECHNICAL INDIVIDUALS WOULD HAVE AN ADVERSE IMPACT ON FUTURE DEVELOPMENT AND COULD IMPAIR OUR ABILITY TO SUCCEED.

Our performance is substantially dependent on the assistance of technical expertise such as that of Ms. Robyn Storer, or those of Roland Vetter and Victor Cardenas and our ability to continue to hire and retain qualified personnel to assist them. The loss of any key consultants, employees or officers could have a materially adverse effect on our business, development, financial condition, and operating results. We do not maintain "key person" life insurance on any of our directors or senior executive officers.

On May 5, 2003 we announced the appointment of Roland Vetter as Chief Financial Officer and acting President. Our former interim President, Secretary and Treasurer, Andrew Schwab, who was appointed to assist us during our initial restructuring and through the acquisitions of the Property, will remain as Secretary. Mrs. Carol O'Shea, our accounting technician for the past two years, has consented to act as our Treasurer. We intend to add additional strength to the Board of Directors and to the Officers as the business plan is developed, but it may be difficult to find a sufficiently qualified individuals to fill these roles and accordingly, our company may not be able to successfully expand our operations until such an individuals are located and retained.

THE WAR IN IRAQ AND RECENT TERRORIST ATTACKS MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

The terrorist attacks in New York and Washington, D.C. on September 11, 2001 and the recent hostilities in Iraq may have an adverse effect on business, financial and general economic conditions for an indefinable period. These effects may, in turn, have an adverse effect on our business and results and operations. At this time, however, we are not able to predict the nature, extent and duration of these effects on overall economic conditions or on our business and operating results.

THE GLOBAL WORLD MARKETS FOR ORE CONCENTRATE AND COMPETITION FROM OTHER SUPPLIERS MAY REDUCE DEMAND FOR OUR PRODUCTS, WHICH WOULD ADVERSELY AFFECT OUR NET SALES.

Despite our efforts to protect our offtake supply contracts, we believe that global demand and supply could have an adverse effect on our planned expansion and future proposed acquisition program. If we are unable to obtain or maintain our offtake contracts for ore concentrate, our business could be materially adversely affected. In addition, the laws of some foreign countries, and the enforcement of those laws, could adversely affect our ability to deliver concentrate. We cannot assure you that unit production costs will remain in line with historic costs at around U.S.$18/tonne of ore, including overheads and concentrate freight charges. While there is reasonable basis to believe that once the mining and milling operation have reached steady state operations, that cash operating costs will be lower than historic levels, we cannot assure you that we will be able to maintain our sales targets.

Offtake contracts for the silver-rich copper concentrate are in the process of negotiation and expressions of interest have been received. Indicated terms suggest a significant decline in concentrate smelter terms vis-à-vis historic treatment and refining charges. While it is expected that the result of these negotiation could result in FOB Mill terms which could result in unit cash production costs below those used in our business plan models, we are not able to confirm these rates nor that these rates will not change or be affected by changes in the global world market demand at any time in the future or that our competitors will not independently deliver concentrate at lower prices.

In addition, we may initiate claims or litigation against third parties for infringement of our contract rights to establish the validity of our supply agreements. This litigation, whether or not it is resolved in our favour, could result in significant expense to us and divert the efforts of our technical and management personnel.

WE MAY FROM TIME TO TIME BE SUBJECT TO CLAIMS OF INFRINGEMENT OF PROPERTY RIGHTS OR CLAIMS THAT OUR OWN PROPERTY RIGHTS ARE INVALID, AND IF WE WERE TO SUBSEQUENTLY LOSE OUR PROPERTY RIGHTS, OUR BUSINESS WOULD BE MATERIALLY ADVERSELY AFFECTED.

We may from time to time receive claims that we are infringing third parties' property rights or claims that our own property rights are invalid. The resolution of any claims of this nature, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays, require us to redesign our facilities or require us to enter into royalty or licensing agreements, any of which could harm our operating results. Royalty or licensing agreements, if required, might not be available on terms acceptable to us or at all. The loss of access to any key property rights could harm our business.

WE ARE SUBJECT TO ENVIRONMENTAL POLICIES AND PRACTICES

All of our exploration, development and production activities in Mexico are subject to regulation by governmental agencies under one or more of the various environmental laws. These laws address emissions to the air, discharges to water, management of wastes, management of hazardous substances, protection of natural resources, protection of antiquities and reclamation of lands which are disturbed. The Property is believed to be in substantial compliance with applicable environmental regulations.

A tailings dam is located immediately adjacent to the mill. The tailings dam method used is similar to the evaporative depositional method commonly used. The size of the existing dam is adequate for a 450-tpd operation. The system will need to be upgraded to simplify the pumping system for 600-tpd production. Broad guidelines for the safe building of such dams require that the rate of rise should not exceed 125 mm. per month and the angle of the outer walls should not exceed 35 degrees. Work will be needed on the tailings dam to comply with these industry practices.

Current capacity of the tailings dam needs verification, but it is expected that after the first three years of increased production a tailings disposal site will be needed. While it is not anticipated that any significant problems will be encountered in identifying and establishing a new tailings area close to the mill, we cannot assure you that future changes in environmental policies and practices may not adversely affect the scheduled operations or proposed expansion of the mill.

Environmental legislation in many countries is evolving in a manner which will likely require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees.

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

Regulation governing smelters to which we may sell our metallic concentrates and products, in and outside México have substantially increased over the past several years. We have no control over the smelters' operations or their compliance with environmental laws and regulations. If the smelting capacity available to the mill was significantly reduced because of environmental requirements or otherwise, it is possible that its silver operations could be adversely affected.

Per the Federal Mexican Constitution, the Federal Mexican Government owns and holds all the mineral and petroleum resources located under the surface of the ground. The owner of land in Mexico only owns the surface thereof and any non-restricted treasure therein. Foreigners are required to own mining concessions thorough a Mexican mining corporation. Mexican mining law allows direct foreign investment with up to 100% ownership of the capital stock of the Mexican mining corporation holding the mining concessions.

Mexico's mining activities are governed by four legislative enactments: 1) Article 27 of the Federal Constitution; 2) the Mining Act of 1992, as amended on December of 1996; 3) the corresponding Mining Regulations of 1993; and 4) the Mining Manual for Public Service. Matters of administrative procedure involving entities of Mexico's federal public administration, whether in mining or in any other areas, are regulated by the Federal Act of Administrative Procedure of 1994.

The two types of mineral concession that may exist are Beneficial Plant, Exploration & Exploitation. The Exploration Concession is the concession first granted to permit the miner to explore and extract mineral to proof-up the mine. These concessions may be good for up to 6 years. Once certain activities set in a mining program by the mining authority are complied with in a determined time period, then the Ministry of Mining will permit the application for an Exploitation Concession. The Exploitation Concessions permit the full exploitation of the minerals that were approved in the concession. These concessions may be good for up to 50 years.

As the Property is located in Mexico and as such is subject to political and economic risks such as the effects of local political and economic developments, exchange controls, currency fluctuations and taxation. Consequently, exploration, development and production activities may be substantially affected by factors beyond our control any of which could materially adversely affect our financial position or results of operations.

México has from time to time experienced economic or political instability. The operations our Mexican subsidiary may be materially adversely affected in varying degrees by changes in mining laws, investment policies and government regulations with respect to production restrictions, price controls, export controls, income and other taxes, maintenance of claims, environmental legislation, foreign ownership restrictions, foreign exchange and currency controls, welfare benefit policies, land use, land claims of local residents, water use and Mine safety. We cannot accurately predict the effect of these factors.

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

INSIDER CONTROL OF COMMON STOCK.

As of May 7, 2003, three shareholders beneficially owned approximately 63% of our outstanding common shares. As a result, these shareholders will be able to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control.

WE DO NOT EXPECT TO DECLARE OR PAY ANY DIVIDENDS.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future.

BECAUSE OF OUR LIMITED OPERATING HISTORY, IT IS DIFFICULT TO PREDICT OUR FUTURE REVENUES.

As a result of our limited operating history and until such time as we can complete on the acquisition of the Property and on the prove-up of production capability and ore reserves, we are unable to accurately forecast our revenues. Our current and future expense levels are based largely on our plan of operation and estimates of future revenues and are to a large extent fixed.

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

WE CANNOT PREDICT THE AVAILABILITY AND SUPPLY OF COMMODITY PRICES FOR PRECIOUS MINERALS.

On the supply side, scrap supply (mostly from the photographic sector) remained about static in 2001 at about 180 million ounces, while silver supply from mines increased about one percent to about 590 million ounces. Supply declined in the United States and grew in Mexico, Peru and Kazakhstan. There was a pronounced lack of investment demand until mid-September 2001, and there may even have been net "supply" through speculative short selling based on the world economic slowdown, rumours of large Chinese stockpile sales and misinformation concerning the digital threat to silver.

Despite all these bearish factors in 2001, the silver "deficit" (the difference between silver scrap and mine supply and silver demand) remained large in 2001, at about 70 million ounces. This deficit was filled almost entirely, according to Gold Fields Mineral Serves ("GFMS"), through disposals of 59 million ounces by the Chinese central bank from its silver inventory that was built up before Chinese silver markets were opened in 1999. For the third consecutive year since this declining investment began in 1999, the enormous Chinese silver exports had a major negative effect on the silver price.

Silver is a commodity that is traded 24 hours a day in the world's market centres - London, Zurich, New York, Chicago and Hong Kong. The London market started trading in the 17th century, and it like other major markets provides a vehicle for those who wish to trade in physical silver on a spot basis, or on a forward basis for hedging purposes. The London market has a "fix" which offers the chance to buy or sell silver at a single price. The fix begins at 12:15 p.m. and is a balancing exercise; the price is fixed at the point at which all the members of the "Fixing" can balance their own, plus clients', buying and selling orders. Although London remains the centre of the physical silver trade for most of the world, the most significant paper contracts trading market for silver in the United States is the COMEX division of the New York Mercantile Exchange. Spot prices for silver are determined by levels prevailing at the COMEX and although there is no equivalent to the London fix, Handy & Harman, a precious metals company, also publishes a price at noon each working day.

Copper is an internationally traded commodity, and its price is effectively determined by the two major metals exchanges -- the New York Commodity Exchange ("COMEX") and the London Metal Exchange ("LME"). The prices on these exchanges generally reflect the world-wide balance of copper supply and demand, but also are influenced significantly from time to time by speculative actions and by currency exchange rates. Internationally, the copper selling prices are generally based on the LME spot price for cathode. The LME spot price per pound of copper averaged 71 cents in 2002, 72 cents in 2001, 82 cents in 2000 and 71 cents in 1999. The LME spot price per pound over the 5-year period (1998-2002) averaged 74 cents.

The strong growth trend in world mine production that began in 1995 came to an abrupt halt in 2002 when producers, primarily in the United States and Chile, instituted cutbacks, The reduced output occurred despite a growth of more that 400,000 short tons in world mine capacity and production. However, according to preliminary data compiled by the International Copper Study Group, world refinery production for the first 7 months of 2002 was essentially unchanged from that in the same period in 2001. World copper use for the first 7 months of 2002, buoyed by a 19% rise in China's apparent consumption, rose about 1%. The surplus of refined copper production saw global inventories rise at mid-year.

Silver, copper and gold are internationally traded commodities. The prices are reflective of the world-wide balance of demand and supply and various international macroeconomic and political conditions. Prices are also sometimes influenced significantly by numerous other factors, including speculative actions, the availability and cost of substitute materials, and currency exchange fluctuations. Silver is expected to account for some 73% and copper some 23% of metal revenues. Consequently, a sustained and uninterrupted period of unusually low silver and or copper prices could reduce the company's ability to repay the principal notes, or meet other obligations, in a timely manner. Our planned production is in the order of 2 million ozs of silver and 4 million lbs. of copper per annum. Accordingly, each 10 cent change in silver prices per ounce and each 10 cent per pound change in the average annual copper price causes a variation in annual operating income before taxes of approximately $190,000 and $370,000 respectively. We cannot provide any assurances as to the volatility and cyclical nature of the silver and copper markets.

WE CANNOT QUARANTEE OUR PRIMARY ESTIMATES ON ORE RESERVES AND THAT MINING WILL RECOVER THE INDICATED QUANTITIES OF THESE MATERIALS.

Ore reserves are based on primary estimates and are not guarantees that mining will recover the indicated quantities of these metals. Reserve estimation is an interpretative process based upon available data. These estimates are imprecise and depend on geological interpretation and statistical inferences drawn from geophysical data, drilling, existing mine workings, drifting and sampling which may prove to be unreliable. Further, reserves are valued based on estimates of costs and metals prices. The economic value of ore reserves may be adversely affected by declines in the market price of the various metals mined, increased production or capital costs, or reduced recovery rates.

Short-term operating factors relating to ore reserves, such as the need to sequentially develop ore bodies and the processing of new or different ore grades, may adversely affect profitability. The processing of the ore is simple and well understood. However, delays in sourcing and installing equipment for the expansion would have a negative impact on results of operations and financial condition.

WE EXPECT FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS IN THE FUTURE.

We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside our control. Factors that may adversely affect our quarterly operating results include but are not limited to:

1. incur unexpected costs in the planned expansion of the mine and mill or encounter any unexpected delays in equipment supply, labour supply or other difficulties; and

2. additional expenses as a result of the extraction and development of ore reserves; and

3. changes in projected demand and markets for our concentrate; and

4. any significant unanticipated expenses; and

5. our ability to attract new personnel in a timely and effective manner; and

6. the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; and

7. governmental regulation; and

8. general economic conditions.

WILL HAVE TO EXPEND SUBSTANTIAL FUNDS ON ADVERTISING, SALES AND MARKETING IN THE FUTURE.

We have not incurred significant advertising, sales and marketing expenses to date. Eventually, we will need to increase awareness of our business and plan of operations and as a result, we expect to spend significantly more on advertising, sales and marketing in the future. If our marketing strategy is unsuccessful, we may not be able to recover these expenses or even generate any revenues. We will be required to develop long-term sales agreements for the delivery of ore concentrate. To date, our experience with respect to marketing is very limited. We may also elect to enter into agreements or relationships with third parties regarding the promotion or marketing of our ore. There can be no assurance that we will be able to establish adequate sales and marketing capabilities, that we will be able to enter into marketing agreements or relationships with third parties on financially acceptable terms or that any third parties with whom we enter into such arrangements will be successful in securing offtake contracts.

Expressions of interest for the sale of copper concentrate from the mill have been received from a number of large, reputable offtakers. However, no contract terms have been finalised and no contract signed. Sales conditions can change, sometimes quickly. However, the expectation is that conditions will favour the mines for the next two or three years both with the copper smelters and lead smelters. The reason for this is that the low prices for copper, lead and zinc have led to shutdowns of mine production causing a shortage of feed world-wide. This is expected to result in both demand for the concentrate and favourable smelter terms.

OUR FUTURE REVENUES ARE DEPENDENT ON THE DELIVERY OF ACCEPTABLE GRADES OF ORE CONCENTRATE AT ECONOMIC RATES OF RETURN.

Our future revenues and our ability to generate profits in the future are substantially dependent upon the expanded capacity of the mill, particularly the installation of a third ball mill to bring nominal capacity to 600-tpd of ore feed and to raise production of the mill beyond the level of nominal capacity.

Known existing mineralization is sufficiently large to justify an evaluation of the feasibility and economics of expanding production beyond the planned 600-tpd of mine production. Occurrences of surface mineralization and old mine workings on the Property evidence significant potential to host other economic ore horizons in addition to those already known at the mine. The success of I.P geophysics in identifying blind ore bodies at the mine site may provide a relatively inexpensive tool for at least a first pass regional exploration program. However, until such time as the results of these programs and the completion of the expansion of the facilities has been undertaken, there can be no assurances that we will be able to meet our planned objectives or deliver acceptable grades of ore concentrate at economic rates of return.

The profitability of the Property depends, in part, on actual economic returns and actual costs of restarting and expanding production, which may differ significantly from estimates and involve unexpected problems and delays. Estimates of economic returns are based, in part, on assumptions about future metals prices. Whilst the mine and mill have an operating history upon which we can base estimates of future cash operating costs, estimates of cash operating costs are based upon, among other things; anticipated tonnage, grades and metallurgical characteristics of ore to be mined and processed; anticipated recovery rates of silver and other metals from the ore; and anticipated climatic conditions. Actual cash operating costs, production and economic returns may differ significantly from those anticipated by this studies and estimates.

There are a number of uncertainties inherent in the development and expansion of any mine. These uncertainties include the timing and cost of the modification of mining and processing facilities, the availability and cost of skilled labor, the availability and cost of power and the availability and cost of appropriate smelting and refining arrangements. Accordingly, there is no assurance that the future development activities will result in profitable mining operations.

THERE ARE INHERENT MINING RISKS AND LIMITS OF INSURANCE COVERAGE

It is not possible to guarantee that it will be possible to insure against all of the risks associated with mining. The business of mining is subject to a number of risks and hazards, including adverse environmental effects, industrial accidents, labor disputes, technical difficulties due to unusual or unexpected geologic formations, failures of slopes, flooding and periodic interruptions due too inclement or hazardous weather conditions.

These risks can result in, among other things, damage to and destruction of mineral properties or production facilities, personal injury, environmental damage, delays in mining, monetary losses and legal liability.

Although we expect to seek and maintain insurance with respect to the mine, mill and mineral properties within ranges of coverage consistent with industry practice, there can be no assurance that insurance will be available at economically feasible premiums. Insurance against environmental risks is not generally available. These environmental risks include potential liability for pollution or other disturbances resulting from mining exploration and production. In addition, not all risks associated with developing and producing silver, copper and other metals are included in coverage and some covered risks may result in liabilities which exceed policy limits. Further, we may elect to not seek coverage for all risks. The occurrence of an event that is not fully covered, or covered at all, by insurance, could have a material adverse effect on our financial condition and results of operations.

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

On December 20, 2002 we agreed to execute a Debt Settlement and Private Placement Agreement (the "Agreement") whereby the parties agree to reduce outstanding debts relating to our former business activities through a share for debt private placement in the aggregate amount of $1,807,105.28 through the issuance of 7,200,421 common shares at a deemed price of $0.25 per common share to the respective creditors for services rendered. This transaction has not completed at the date of this quarterly report.

ANTI-TAKEOVER PROVISIONS

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

ENFORCEABILITY OF CIVIL LIABILITIES AGAINST US

Our principal businesses are located outside the United States. In addition, some our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

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

Item 2. Changes in Securities.

On December 16, 2002 we executed an Assignment of Purchase Option Agreement with Securities Trading Services Inc. ("STS") in which STS agreed to assign its rights to acquire title to certain mining claims and related assets for the sum of $250,000 payable in restricted common shares of our company at a deemed value of $0.25 per common share. The 1,000,000 common shares have been issued pursuant to an exemption provided by Regulation S and have not been registered under the United States Securities Act of 1933 Act (the "1933 Act") or any U.S States securities laws and, unless so registered, may not be offered or sold, directly or indirectly, in the United States or to a U.S persons except pursuant to an effective registration statement under the 1933 Act and as may be required under applicable securities laws. We have agreed to file a Registration Statement with the SEC incorporating the securities issued under the agreement no later than six months from the closing date of acquisition. In the event that we fail to meet this provision, we shall issue an additional one percent of the total number of securities issued to STS under the agreement, for each month that we are in breach of the registration provisions.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Form 8-K Current Reports

On May 6, 2003 we filed a current report on Form 8-K announcing the appointment of Mr. J. Roland Vetter CA, to the position Chief Financial Officer and acting President. Mr. Vetter replaces Andrew Schwab who held positions as President, Secretary and Treasurer during the corporation's formation and who will remain as Secretary. Mrs. Carol O'Shea, the corporations accounting technician for the last two years, has consented to the office of Treasurer.

Consolidated Financial Statements Filed as Part of the Quarterly Report

Our unaudited interim consolidated financial statements include:

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

3.3 Certificate of Amendment to Articles of Incorporation, filed October 20, 1999 (incorporated by reference from our Registration Statement on Form 10-SB filed on October 28, 1999)

    Certificate of Amendment to Articles of Incorporation, filed November 1, 2001 (incorporated by reference from our Form 10-QSB filed on November 14, 2001)

  Material Contracts

10.1    Letter Agreement between Sun Power Corporation and Victor Cardenas dated January 3, 2003 (incorporated by reference from Sun Power's Annual Report on Form 10KSB filed on May 30, 2003).

10.2    Advisory Agreement between Sun Power Corporation and Thurn & Taxis Capital Management AG, dated January 22, 2003 (incorporated by reference from Sun Power's Annual Report on Form 10KSB filed on May 30, 2003).

10.3    Consulting Agreement between Sun Power Corporation and Peter S. Jessop dated April 29, 2003.

10.4    Success Fee Agreement between Sun Power Corporation and de-montaigne & Associates Investment Bankers Pty Ltd. dated April 29, 2003.

10.5    Consulting Agreement between Sun Power Corporation and J. Roland Vetter dated April 30, 2003.

(99) Additional Exhibits

99.1 Section 906 Certification

(21) Subsidiaries

21.1 None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN POWER CORPORATION

/s/ Roland Vetter
By: Roland Vetter
President and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)
Date: May 15, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures

/s/Andrew Schwab
By: Andrew Schwab, Secretary and Director
Date: May 15, 2003

/s/ Milton Datsopoulos
By: Milton Datsopoulos, Director
Date: May 15, 2003

/s/ Dana Hansen
By: Dana Hansen, Director
Date: May 15, 2003

CERTIFICATION

I, Roland Vetter, certify that:

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

Date: May 15, 2003

/s/ Roland Vetter
Roland Vetter
President and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)