Form 10QSB
period 2003-06-30
SUN POWER CORP
filed 2003-08-18
CIK 1097805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: June 30, 2003

 Commission file number 000-27853

SUN POWER CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	86-0913555
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

414 Viewcrest Road
Kelowna, British Columbia, Canada	V1W 4J8
(Address of Principal Executive Offices)	(Zip Code)

(800) 537-4099
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes     X          No ____

 The number of shares of Common Stock, $0.001 par value, outstanding on August 14, 2003, was 32,681,000 shares, held by approximately 75 shareholders.

 Transitional Small Business Disclosure Format (check one):

 Yes                    No __X__

ITEM 1. FINANCIAL STATEMENTS

Item 1. Financial Statements.

Sun Power Corporation

(A Development Stage Enterprise)

Consolidated Balance Sheets

(Expressed in United States dollars)

	June 30, 2003	December 31, 2002

Assets

Current assets:
Cash	$ -	$ 14
Accounts receivable and other	100	100
Prepaids and deposits	25,000	8,009
Total current assets	25,100	8,123

Investment	1	1

Fixed assets (note 3)	16,000	17,644

Deferred financing costs	-	17,433
Total assets	$ 41,101	$ 43,201

Liabilities and Stockholders' Deficiency
Current liabilities:
Bank indebtedness	$ 2,475	$ -
Accounts payable	302,264	228,604
Accrued liabilities	-	10,000
Accrued mine acquisition costs (note 1)	259,957	-
Promissory notes	118,700	30,000
Loans from related party	312,723	145,722
	996,119	414,326

Accounts payable to be settled by common shares (note 5(c))	450,054	450,054

Loans from related party to be settled by common shares (note 4)	1,350,050	1,350,050

Stockholders' deficiency:
Capital stock (note 5):
Authorized:
100,000,000 common shares with a par value of $0.01
25,000,000 preference shares with a par value of $0.01
Issued:
32,681,000 common shares (2002 - 31,681,000)	566,810	316,810
1,554,562 preference shares	1,554,562	1,554,562
Issuable common shares	-	250,000
Reserved for issuance: 100,000 shares (December 31, 2002 - nil) (note 5(d))	25,000	-
Additional paid-in capital (note 5(a))	1,135,857	1,135,857
Deficit accumulated during the development stage	(6,037,351)	(5,428,458)
Total stockholders' deficiency	(2,755,122)	(2,171,229)
Total liabilities and stockholders' deficiency	$ 41,101	$ 43,201

Future operations (note 1(a))
Commitments (note 7)

See accompanying notes to interim consolidated financial statements.

Sun Power Corporation

(A Development Stage Enterprise)

Consolidated Statements of Operations and Deficit

(Unaudited)

(Expressed in United States dollars)

	Three month period ended June 30, 2003	Three month period ended June 30, 2002	Six month period ended June 30, 2003	Six month period ended June 30, 2002	Period from inception on November 24, 1994 to June 30, 2003
Revenue	$ -	$ 223	$ -	$ 223	$ 88,357

Expenses:
Consulting fees	101,499	160,400	137,366	424,149	2,012,717
Professional fees	46,773	88,238	68,367	184,372	637,017
Product research and development costs	113,568	151,322	142,054	247,163	1,077,479
Administrative and other expenses	55,625	183,136	107,968	259,377	959,788
Interest	72,561	64,500	151,494	120,800	449,356
Mineral property option	-	-	-	-	250,000
Amortization	822	2,558	1,644	6,170	22,300
	390,848	650,154	608,893	1,242,031	5,408,657

Loss before undernoted	(390,848)	(649,931)	(608,893)	(1,241,808)	(5,320,300)

Loss on disposal of Camden-Agro Systems Inc.	-	-	-	-	(244,536)
Gain on disposal of Renewable Energy Corp.	-	-	-	-	162,900
Gain on disposal of Sunspring, Inc.	-	-	-	-	62,494

Loss for the period	(390,848)	(649,931)	(608,893)	(1,241,808)	(5,339,442)

Deficit accumulated during the development stage, beginning of period	(5,436,809)	(3,968,978)	(5,218,764)	(3,167,407)	-

Charge to deficit	-	-	-	-	(488,215)

Deemed dividends on preferred stock	(209,694)	-	(209,694)	(209,694)	(209,694)

Deficit, accumulated during the development stage, end of period	$ (6,037,351)	$ (4,618,909)	$ (6,037,351)	$ (4,618,909)	$ (6,037,351)

Basic and diluted loss per share	$ (0.01)	$ (0.02)	$ (0.02)	$ (0.04)	$ (0.22)
Weighted average number of shares outstanding	32,681,000	31,581,000	32,514,333	31,571,193	24,782,652

See accompanying notes to interim consolidated financial statements.

Sun Power Corporation

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in United States dollars)

	Six month period ended June 30, 2003	Six month period ended June 30, 2002	Period from inception on November 24, 1994 to June 30, 2003

Cash flows from (used in) operating activities:
Loss for the period	$ (608,893)	$ (1,241,808)	$ (5,339,442)
Items not involving the use of cash:
Amortization	1,644	6,170	22,300
Stock based compensation	-	158,848	826,726
Shares issued as a financing fee	-	-	5,000
Shares issued for settlement of accounts payable	25,000	-	25,000
Mineral property option payment	-	-	250,000
Loss on disposal of Camden-Agro Systems Inc.	-	-	244,536
Gain on disposal of Renewable Energy Corp.	-	-	(162,900)
Gain on disposal of Sunspring, Inc.	-	-	(62,494)
Amortization of deferred financing costs	17,433	39,333	112,766
Changes in non-cash operating working capital:
Accounts receivable and other	-	25,000	9,093
Prepaids and deposits	(16,991)	(8,723)	(25,000)
Accounts payable and accrued liabilities	323,617	210,982	1,143,875
	(258,190)	(810,198)	(2,950,540)

Investments:
Capital expenditures	-	(43,115)	(47,341)
Cash on disposal of Camden-Agro Systems Inc.	-	-	(208)
Cash of acquired business	-	-	107,568
Reduction in cash on disposal of Sunspring, Inc.	-	-	(5,854)
Reduction in cash on disposal of Renewable Energy Corp.	-	-	(7,001)
Advances to Sunspring Inc. and Renewable Energy Corp. prior to acquisition	-	-	(175,000)
	-	(43,115)	(127,836)

Financing:
Bank indebtedness	2,475	-	2,475
Promissory notes	88,700	27,000	118,700
Issuance of common shares for cash	-	-	100,657
Loans (including accrued interest)	167,001	624,966	2,837,112
	258,176	651,966	3,058,944

Effect of exchange rate changes on foreign currency cash balances	-	-	19,432

Decrease (decrease) in cash	(14)	(201,347)	-

Cash, beginning of period	14	217,830	-

Cash, end of period	$ -	$ 16,483	$ -

Cash is defined as cash less bank indebtedness.

Sun Power Corporation

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows, Continued

(Unaudited)

(Expressed in United States dollars)

	Six month period ended June 30, 2003	Six month period ended June 30, 2002	Period from inception on November 24, 1994 to June 30,2003
Supplementary information:
Interest paid	$ -	$ -	$ -
Income taxes paid	-	-	-
Non-cash transactions:
Issuance of common shares:
For investment in Camden Agro-Systems Inc.	-	-	270,590
As a financing fee	-	112,766	117,766
On acquisition of Sunspring	-	-	20,000
On acquisition of Renewable Energy Corp.	-	158,848	20,000
For settlement of accounts payable	25,000	-	25,000
Stock-based compensation	-	-	786,263
Issuance of preference shares:
On acquisition of Sunspring Inc.	-	-	80,000
On acquisition of Renewable Energy Corp.	-	1,554,562	80,000
Fore retirement of debt	-	209,694	1,554,562
Deemed dividends on preferred shares	-	-	209,694

See accompanying notes to interim consolidated financial statements.

Sun Power Corporation

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Unaudited)

(Expressed in United States dollars)

Six month period ended June 30, 2003 and 2002

Period from inception on November 24, 1994 to June 30, 2003

1.                 Nature and continuance of operations:

Sun Power Corporation (the "Company") was incorporated pursuant to the laws of the State of Nevada on August 20, 1996. It is listed on the National Association of Securities Dealers Over-The-Counter Bulletin Board under the symbol "SNPW". Effective December 31, 2001, the Company held a 100% interest in Sunspring, Inc. ("Sunspring") and Renewable Energy Corp. ("REC").

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

The terms of the Assignment of Purchase Option Agreement require the Company to pay within ten days after the execution of the Agreement the sum of $250,000, payable in 1,000,000 restricted common shares at a deemed value of $0.25 per common share. These shares had not been issued at December 31, 2002 but were issued in February 2003 and are reflected as issued common shares in stockholders' deficiency at June 30, 2003. In the event that the Company exercises the option to purchase, it will then be required to pay to STS an additional sum of $750,000 payable in 3,000,000 restricted common shares. The securities issued pursuant to the terms of the agreement are restricted securities but the Company has agreed to register such shares with the Securities and Exchange Commission in the United States not later than six months from the closing date of the acquisition. In the event that the Company fails to meet this provision, it will be required to issue an additional one percent of the total number of securities issued to STS under the agreement, for each month that it is in breach of the registration provisions.

Sun Power Corporation

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Unaudited)

(Expressed in United States dollars)

Six month period ended June 30, 2003 and 2002

Period from inception on November 24, 1994 to June 30, 2003

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

(a)                Future operations:

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses and has not generated profitable operations since inception. In addition, at June 30, 2003, the Company has a working capital deficiency of $971,019 and a stockholders' deficiency of $2,755,122.

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

Sun Power Corporation

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Unaudited)

(Expressed in United States dollars)

Six month period ended June 30, 2003 and 2002

Period from inception on November 24, 1994 to June 30, 2003

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

(b)                Development stage enterprise:

For U.S. accounting purposes the Company is considered to be a development stage enterprise from inception on November 24, 1994 to June 30, 2003 as its efforts have been and continue to be primarily directed towards the development of new products. The identification of an entity as a development stage enterprise does not impact the measurement and recognition principles applied in these consolidated financial statements but does require the disclosure of specified cumulation from inception and other information.

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

In the opinion of management, these interim consolidated financial statements reflect all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position as at June 30, 2003, results of operations and cash flows for the three and six month periods ended June 30, 2003 and 2002.

Interim results of the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year as a whole or for any other period. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2002.

Sun Power Corporation

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Unaudited)

(Expressed in United States dollars)

Six month period ended June 30, 2003 and 2002

Period from inception on November 24, 1994 to June 30, 2003

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

            (d)                       Stock option plan:

The Company has a stock-based compensation plan. For grants to employees, officers and directors (collectively, "employees"), compensation expense is recognized over the vesting period in an amount equal to the difference, if any, between the market value of the Company's common shares at that measurement date and the exercise price. The value recognized for option grants is expensed in the consolidated statements of operations. Options granted to non-employees are recorded at their fair value as the services are provided and the options earned. No options were granted in the six month period ended June 30, 2003.

Sun Power Corporation

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Unaudited)

(Expressed in United States dollars)

Six month period ended June 30, 2003 and 2002

Period from inception on November 24, 1994 to June 30, 2003

Set out below is loss and loss per share information as if the Company had determined compensation expense based on the fair value at the grant date for its employee stock options:

	2003	2002

Loss for the period, as reported	$(608,893)	$(1,241,808)

Stock-based compensation expense included in net loss as reported	-	-

Pro forma stock-based compensation expense	(12,942)	(158,848)

Loss for the period, pro forma	$(621,835)	$(1,400,656)

Basic and diluted loss per share:
As reported	$(0.02)	$ (0.04)
Pro forma	(0.02)	(0.04)

(d)               Stock option plan (continued):

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

3. Fixed assets:
2003	Cost	Accumulated amortization	Net book value

Computer equipment	$21,964	$5,964	$16,000

2002	Cost	Accumulated amortization	Net book value

Computer equipment	$21,964	$4,320	$17,644

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

In January 2003, the Company entered into an agreement with Mr. Bullock to issue 5,400,204 common shares to settle a loan in the amount of $1,350,050. As these liabilities are to be settled by equity instruments, they have been classified outside of current liabilities for financial reporting purposes. As at August 12, 2003, the common shares have not been issued.

Sun Power Corporation

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Unaudited)

(Expressed in United States dollars)

Six month period ended June 30, 2003 and 2002

Period from inception on November 24, 1994 to June 30, 2003

(b)               Accounts payable:

Included in accounts payable is $340,051 (December 31, 2002 - $188,900) payable to private companies controlled by a significant shareholder or by a director of the Company.

(c)                Fees:

The Company has been charged administrative, management and consulting fees aggregating $125,000 (six months ended June 30, 2002 - $107,000) by certain officers, directors and private companies controlled by them.

5. Capital stock:

(a)                Issued:

	Number of shares	Value per share	Share capital	Additional paid-in capital

Issued for cash at inception, November 24, 1994	1,000	$ 0.657	$ 657	$ -

Issued and outstanding at all period ends prior to September 30, 1998	1,000		657	-

Issued during the year ended December 31, 1998:
For investment in CASI	27,058,000	0.01	270,590	-
For financing fee	500,000	0.01	5,000	-
Issued and outstanding, December 31, 1998	27,559,000		276,247	-

Adjustments resulting in an increase in additional paid-in capital:
Shares cancelled	(3,000)	0.01	(30)	687
Authorized par value change	-		(657)	-
Stock based compensation options	-		-	222,500
Issued and outstanding, December 31, 1999 and 2000	27,556,000		275,560	223,187
Issued during the year ended December 31, 2001:
For investment in REC (note 4)	2,000,000	0.01	20,000	-
For investment in Sunspring (note 3)	2,000,000	0.01	20,000	-
For stock based compensation (note 9(c))	-		-	270,000
Stock based compensation options	-		-	75,165
Issued and outstanding, December 31, 2001	31,556,000		315,560	568,352
Issued during the year ended December 31, 2002:
For cash	100,000	0.01	1,000	99,000
In settlement of obligation	25,000	2.39	250	59,500
Stock-based compensation options	-		-	199,311
Deemed dividend on preferred stock	-		-	209,694
Issued and outstanding, December 31, 2002	31,681,000		316,810	1,135,857

Issued during the period ended June 30, 2003:
To settle Purchase Option Agreement	1,000,000	0.25	250,000	-
Issued and outstanding, June 30, 2003	32,681,000		$ 566,810	$ 1,135,857

Sun Power Corporation

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Unaudited)

(Expressed in United States dollars)

Six month period ended June 30, 2003 and 2002

Period from inception on November 24, 1994 to June 30, 2003

(b)                Issuance of shares for non-monetary consideration:

Shares issued to consultants for services rendered (including shares transferred by a principal shareholder), settlement of debt and the acquisition of assets or businesses are recorded based upon the fair market value of the shares at the date of the related agreements to issue the shares.

(c)               Commitments to issue common shares:

In January 2003, the Company entered into agreements to issue 1,800,217 common shares to settle accounts payable aggregating $450,054. As these liabilities are to be settled by equity instruments, they have been classified outside of current liabilities for financial reporting purposes. As at August 12, 2003, the common shares have not been issued.

(d)               Shares reserved for issuance:

On June 30, 2003, an agreement was reached whereby accounts payable of $25,000 owing to a supplier were settled by the issuance of 100,000 common shares.

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

On January 20, 2003, the Company entered into an agreement with Mr. Bullock to remove the contingent liability and agreed to exchange all of the series C preferred shares for 1,554,562 common shares at the deemed value of $1.00 per share and $50,000 in cash payable within 150 days. The common shares will not have been registered under the Securities Act of 1933 but the Company agreed to commence registration encompassing the shares on or before 6 months of the date of their issuance. As at August 12, 2003, the common shares have not been issued.

Sun Power Corporation

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Unaudited)

(Expressed in United States dollars)

Six month period ended June 30, 2003 and 2002

Period from inception on November 24, 1994 to June 30, 2003

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

By an Assignment of Purchase Option Agreement dated December 16, 2002, we acquired all of the purchaser's rights under a Purchase Option Agreement dated November 27, 2002. This Purchase Option Agreement grants to our company an option to purchase all of the issued and outstanding shares of Minera Real de Cosala SA de CV, a Mexican corporation that owns legal and beneficial title to certain mineral exploration and exploitation rights, mining concessions and licenses and a mill which, together with the land and improvements owned by Ms. Ana Lucia Guinea Hernandez, constitute the recently closed La Verde copper-silver mine. The La Verde mine is located approximately 21 kilometers from the town of Cosala, in the state of Sinaloa, Mexico. Cosala has a population of approximately 18,000 people.

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

Our consolidated financial statements have been prepared on the going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. If we were not to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. As described elsewhere in this report, at June 30, 2003, there are certain conditions that currently exist that raise substantial doubt about the validity of this assumption. While we anticipate raising additional private placement funds to remove the substantial doubt, these private placements are not assured. Failure to raise additional funds may result in the curtailing of our operations or writing our assets and liabilities down to liquidation values, or both.

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

The terms of the Purchase Option Agreement (the "Agreement") between STS and the vendors dated November 27, 2002 grant to the holder of the option (which is now Sun Power) the right to acquire all right, title and interest in the Property by way of the acquisition of 100% of the issued and outstanding shares of the vendor, which owns outright all of the surface and underground equipment, the mill and related buildings and all interests in the land and improvements for the sum of US$5,000,000. The option is exercisable at any time during the period expiring May 27, 2003, with the option to extend the term by two successive 30-day periods. We have now, in cooperation with the vendor, entered into the preparation and formation of the Formal Agreements to conclude the acquisition. We have agreed to pay all taxes pertaining to the Property as they become due and payable during the period that the option remains in effect, such amount not to exceed US$25,000.

The Property consists of three formerly producing silver/copper mines and a mill encompassing more than 5,000 hectares (5 miles by 3 miles) with excellent local access near deep-sea ports. There is available power at both the mine and the mill for operation and expansion. The mine has been producing ore concentrate at the rate of 200 tonnes/day for the last 14 years. Previous mining was from large open slopes accessed by adit ramp and a six level spiral decline. The mill has a 200-ton per day capacity plant with two ball mills and a flotation recovery plant producing a bulk copper silver concentrate. Approximately 2 million tonnes have been mined from the three past producers at an average grade of about 300 grams Silver, 1% Copper and minor gold credits. The mine and mill are currently not operating and have been on a care and maintenance program since closure in mid 2001, due to financial problems at Grupo Mexico's San Luis Potosi smelter which resulted in a cessation of payments by the smelter for concentrate. At that time, 100% of the concentrate production was sold under contract to Grupo Mexico's San Luis Potosi smelter.

Recent geological reports suggest a significant resource of mineralization in four additional deposits with surface outcrop, in both reserves in the active mine workings and in important resources adjacent to the mine workings on the property.

Ms. Robyn Storer was retained as by our company as an independent consultant on December 18th, 2002 to evaluate the proposed acquisition. Ms. Storer has over 20 years experience in the mining and metals sector. She spent 5 years working as an exploration geologist with BP Minerals in Australia. After completing an MBA in Geneva, Switzerland, Robyn moved to London and worked for over ten years as an equity analyst with Credit Lyonnais, HSBC and Credit Suisse First Boston, where she assisted in selling Diamond Fields Resources to Canadian nickel company Inco for $C4.2 billion. For the past four years, Robyn has worked in New York and London for Barclays Capital covering the institutional debt markets for the mining, metals and steel industries. Robyn has visited and evaluated exploration and mining properties and mineral processing operations in Europe, Russia, South Africa, South America, USA, Australia, China and Canada.

Ms. Storer visited the mine and mill in early January and has submitted an Interim Report to the board of directors in which she concluded that "the proposed acquisition represents a viable commercial opportunity and should be pursued". We subsequently requested Ms. Storer to prepare a specialist independent technical and financial assessment report. To that end, Ms. Storer initiated independent reports for additional due diligence by; Mr. William Murray of Optimum Project Services Ltd. ("Optimum") to assess the current condition of the facilities with a view to starting operations at 450-tpd and the practicality and cost of upgrading the facilities to a 600-tpd operation; Mr. Alex Burton, P. Eng., P. Geo., of Burton Consulting Inc., to evaluate the mineralization of the Property, focusing on the various categories of ore reserves and exploration potential; and Mr. Jack Butterfield B.A.Sc., MBA, Butterfield Mining Consultants to investigate potential off-take suppliers and terms for sale of the concentrate.

We also engaged a lawyer in Mexico City to request from the mining department of Mexico (Direccion de Minas) an official certification that all of these claims are in good standing. We have received legal opinion in Mexico in accordance with Article 19, Section VII of the Mexican Mining Law that the current owner of the claims has the right to transfer full ownership of the assigned claims to any other parties without any restrictions or limitations.

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

Our company has proposed to issue a U.S. $10 million dollar bond offering to finance the acquisition and to facilitate the ongoing development of the Property. If successfully placed, the proceeds will be used by the Company to purchase all of the issued and outstanding shares of Minera Real de Cosala, S.A. de C.V., a Mexican corporation that owns legal and beneficial title to the La Verde copper-silver mine. Through the assistance of several key financial advisors, we are presently in negotiations on specific term sheets from both Europe and Pacific Rim interests. The bond, when issued, will not be registered under the Securities Act of 1933, nor can it be offered or sold in the United States, pursuant to an exemption provided under Regulation S.

In conjunction with the current financing plans, we are completing the transfer of the Purchase Option Agreement to acquire title to the Property including the mining claims, mine, mill and related assets to a new Mexican holding company recently formed, called Recursos Minerales Cardenal, S. de R.L. de C.V. ("MINERALES CARDENAL") which is a direct wholly owned subsidiary of our company. Minerales Cardenal will acquire the shares in the mining company and will also own all the shares in a management company being set up to minimize Mexican taxes.

On June 19, 2003 the Company announced its receipt of a valuation conducted by Secunda Effekten AG ("Secunda") of Munich, Germany in which Secunda graded the Company's pending European bond issue as BBB investment grade. The European bond issue will not be offered to residents of the United States. The investment grade rating was in part based on the independent technical feasibility study prepared by Ms. Robyn Storer, MBA, B.Sc Hons. (Geology) in which she projects the expansion of the existing mining and processing to an initial rate of 450-tpd rising to 600-tpd in the second quarter following the restart of production. The proposed mining schedule is anticipated to average 210,000 tonnes per annum over the first 5 years of production. The La Verde property currently consists of three formerly producing silver/copper mines, a working mill and more than 5,000 hectares (5 miles by 3 miles) of mineral claims with excellent local access near deep-sea ports. Over the past decade the mine output and mill throughput have averaged in the order of 200 tonnes per day ("-tpd"). Approximately 2 million tonnes have been mined from the three past producers at an average grade of about 300 grams Silver, 1% Copper and minor gold credits.

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

We plan to raise the capital required to meet our estimated funding requirements for the balance of fiscal 2003 primarily through the placement of a $10,000,000 bond offering in Europe and with our bond issue as BBB investment grade, we will continue with the current business plan now under development. We do not anticipate that we will be able to satisfy any of these funding requirements internally until after such time as we have acquired and upgraded the La Verde mine and mill and begin to generate revenues.

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

Over the past decade the mine output and mill throughput have averaged in the order of 100 to 200-tpd. The business plan now formulated, is based on the expansion of existing mining and processing of a silver-copper-gold deposit. It is planned to mine the silver-copper-gold deposit at an initial rate of 450 tonnes per day ("tpd") rising to 600-tpd in the second quarter following the restart of production. The proposed mining schedule is anticipated to average 210,000 tonnes per annum ("tpa") over the first 5 years of production. The mine is accessible from two existing adits connected underground by a ramp. Existing mining faces will provide the initial ore feed to the mill. New underground development work will focus on delivering high-grade ore to the mill in the early years. The proposed work program, encompassing modifications to the existing mine and mill, is anticipated to commence in September 2003. The start of continuous production of saleable concentrate is proposed for December 2003. The capital cost to achieve the planned production rates, including contingencies, is estimated at US$2.7 million.

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

Additional targets with potential to host additional mineralization have been identified within the mineral leases. The volcanoclastic rocks which host the mine host an additional 6 known occurrences of mineralization that are considered excellent exploration targets. Southeast along 1.5 kilometers of strike there are nearly continuous mineralized zones, respectively known as the Apomo, San Antonio, and Los Indios. In the next kilometer along strike there are two past producing mines, the Mamut and El Cajon, each of which are reported to have produced 500,000 tonnes grading approximately 525 gpt of silver. Approximately 0.5 km northwest of the mine, old small workings were discovered in 1998. None of these zones have been explored using modern exploration tools and methods.

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

The La Verde mine has historically provided non-agricultural employment in the town of Cosala. When the mine closed in 2001, it employed 27 people, including its key employees, from this area. We hope to find that the majority of these workers, including key personnel, would be available for employment at the mine when production recommences. We will need as many as 65 employees once production upgrades have been completed, and we hope to recruit and train these employees from the local area.

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

  successfully complete the modifications to the existing mine and mill for the processing of the silver-copper-gold deposit; and

  successfully commence the start of continuous production of saleable concentrate as planned for December 2003; and

  successfully enter into contracts with potential offtakers on acceptable terms for the sale of the concentrate; and

  successfully confirm the existence of sufficient ore reserves and additional mineralization to justify the expansion of mine production beyond 600-tpd; and

  obtain the financing needed to enable implementation of our business plan and plan of operations; and

  other factors which may include, but are not limited to, metals prices and price volatility, amount of metals production, costs of production, remediation, reclamation, and environmental costs, regulatory matters, cash flow; and project development risks.

Given our limited operating history, lack of sales and operating losses, there can be no assurance that we will be able to achieve any of these goals and achieve or maintain profitability.

THE FACT THAT WE HAVE A HISTORY OF NET LOSSES AND HAVE NOT EARNED ANY SIGNIFICANT REVENUES SINCE INCORPORATION RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We incurred a consolidated loss for the period ended June 30, 2003 of $608,893 and a loss of $2,051,357 for the year ended December 31, 2002. This loss is due to our activities relative to the development of the technologies of Sunspring Inc. and Renewable Energy Corporation (in 2002) and in consulting and other professional expenses (in 2002 and 2003). Although we anticipate that we will be able to generate revenues in the future, we also expect development costs and operation costs to increase as well. Consequently, we expect to incur operating costs and negative cash flows until:

  we complete the modifications to the existing mine and mill for the processing of the silver-copper-gold deposit;

  we commence the start of continuous production of saleable concentrate;

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

WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO ESTABLISH OUR BUSINESS.

We incurred a cumulative net loss for the period from November 24, 1994 (inception) to June 30, 2003 of $5,339,442. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

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

  incur unexpected costs in the planned modifications to the mine and mill or encounter any unexpected equipment supply, labor, regulatory or other difficulties; and

  incur delays and additional expenses as a result of the extraction and development of ore reserves; and

  are unable to realize projected demand and markets for our concentrate; and

  incur any significant unanticipated expenses.

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

The majority of the workforce for the mine and mill is drawn form the local township of Cosala, including key personnel. There can be no guarantee that they will be available to rejoin the operations once production recommences. However, the mine and mill have historically provided the major non-agricultural employment in the town and environs of Cosala. When the mine closed there were 27 mine employees working on a single shift. It is proposed to incorporate a second shift to meet the initial production target of 450-tpd, bringing manning at the mine to an estimated 45. The move to 600-tpd will require working 2.5 shifts per day with two production and 2.5 development shifts, requiring additional personnel. All of these new employees will need training and there can be no assurances that we will not incur difficulties with employees and staffing to maintain proposed production schedules.

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

Offtake contracts for the silver-rich copper concentrate are in the process of negotiation and expressions of interest have been received. Indicated terms suggest a significant decline in concentrate smelter terms vis-a-vis historic treatment and refining charges. While it is expected that the result of these negotiation could result in FOB Mill terms which could result in unit cash production costs below those used in our business plan models, we are not able to confirm these rates nor that these rates will not change or be affected by changes in the global world market demand at any time in the future or that our competitors will not independently deliver concentrate at lower prices.

In addition, we may initiate claims or litigation against third parties for infringement of our contract rights to establish the validity of our supply agreements. This litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel.

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

WE ARE SUBJECT TO CERTAIN MEXICAN LEGAL MATTERS

In Mexico, the exploration and exploitation of minerals may only be carried out by individuals of Mexican nationality, or by companies incorporated in accordance with Mexican law, through mining concessions granted by the Secretariat of Economy. Mining operations in Mexico are subject to inspection and regulation under provisions of the Federal Mine Safety and Health Act of 1977.

Regulation governing smelters to which we may sell our metallic concentrates and products, in and outside Mexico have substantially increased over the past several years. We have no control over the smelters' operations or their compliance with environmental laws and regulations. If the smelting capacity available to the mill was significantly reduced because of environmental requirements or otherwise, it is possible that its silver operations could be adversely affected.

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

Mexico has from time to time experienced economic or political instability. The operations our Mexican subsidiary may be materially adversely affected in varying degrees by changes in mining laws, investment policies and government regulations with respect to production restrictions, price controls, export controls, income and other taxes, maintenance of claims, environmental legislation, foreign ownership restrictions, foreign exchange and currency controls, welfare benefit policies, land use, land claims of local residents, water use and Mine safety. We cannot accurately predict the effect of these factors.

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

INSIDER CONTROL OF COMMON STOCK.

As of August 14, 2003 two shareholders beneficially owned approximately 61% of our outstanding common shares. As a result, these shareholders will be able to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control.

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

WE CANNOT PREDICT THE AVAILABILITY AND SUPPLY OF COMMODITY PRICES FOR PRECIOUS MINERALS.

On the supply side, scrap supply (mostly from the photographic sector) remained about static in 2001 at about 180 million ounces, while silver supply from mines increased about one percent to about 590 million ounces. Supply declined in the United States and grew in Mexico, Peru and Kazakhstan. There was a pronounced lack of investment demand until mid-September 2001, and there may even have been net "supply" through speculative short selling based on the world economic slowdown, rumors of large Chinese stockpile sales and misinformation concerning the digital threat to silver.

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

Silver is a commodity that is traded 24 hours a day in the world's market centers - London, Zurich, New York, Chicago and Hong Kong. The London market started trading in the 17th century, and it - like other major markets - provides a vehicle for those who wish to trade in physical silver on a spot basis, or on a forward basis for hedging purposes. The London market has a "fix" which offers the chance to buy or sell silver at a single price. The fix begins at 12:15 p.m. and is a balancing exercise; the price is fixed at the point at which all the members of the "Fixing" can balance their own, plus clients', buying and selling orders. Although London remains the centre of the physical silver trade for most of the world, the most significant paper contracts trading market for silver in the United States is the COMEX division of the New York Mercantile Exchange. Spot prices for silver are determined by levels prevailing at the COMEX and although there is no equivalent to the London fix, Handy & Harman, a precious metals company, also publishes a price at noon each working day.

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

WE CANNOT GUARANTEE OUR PRIMARY ESTIMATES ON ORE RESERVES AND THAT MINING WILL RECOVER THE INDICATED QUANTITIES OF THESE MATERIALS.

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

  incur unexpected costs in the planned expansion of the mine and mill or encounter any unexpected delays in equipment supply, labor supply or other difficulties; and

  additional expenses as a result of the extraction and development of ore reserves; and

  changes in projected demand and markets for our concentrate; and

  any significant unanticipated expenses; and

  our ability to attract new personnel in a timely and effective manner; and

  the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; and

  governmental regulation; and

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

Expressions of interest for the sale of copper concentrate from the mill have been received from a number of large, reputable offtakers. However, no contract terms have been finalized and no contract signed. Sales conditions can change, sometimes quickly. However, the expectation is that conditions will favor the mines for the next two or three years both with the copper smelters and lead smelters. The reason for this is that the low prices for copper, lead and zinc have led to shutdowns of mine production causing a shortage of feed world-wide. This is expected to result in both demand for the concentrate and favorable smelter terms.

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

On December 20, 2002 we agreed to execute a Debt Settlement and Private Placement Agreement whereby the parties agree to reduce outstanding debts relating to our former business activities through a share for debt private placement in the aggregate amount of $1,807,105.28 through the issuance of 7,200,421 common shares at a deemed price of $0.25 per common share to the respective creditors for services rendered. This transaction has not completed at the date of this quarterly report.

On June 30, 2003 we executed a Debt Settlement and Private Placement Agreement with Wolverton Securities (USA) Ltd. in the aggregate amount of $25,000 through the issuance of 100,000 common shares at a deemed price of $0.25 per common share for financial and advisory services in conjunction with our proposed financing and business plan development. The transaction has not completed as of the date of this report.

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

Item 3. Controls and Procedures

  Roland Vetter, President and Chief Financial Officer of the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days prior to the filing date of this report. Based on his evaluation, Mr. Vetter concluded that our disclosure controls and procedures are effective.

  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II--OTHER INFORMATION

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

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Form 8-K Current Reports

Item 9 - On May 6, 2003 we filed a current report on Form 8-K announcing the appointment of Mr. J. Roland Vetter CA, to the position Chief Financial Officer and acting President. Mr. Vetter replaces Andrew Schwab who held positions as President, Secretary and Treasurer during the corporation's formation and who will remain as Secretary. Mrs. Carol O'Shea, the corporations accounting technician for the last two years, has consented to the office of Treasurer.

Form 8-K Subsequent to Quarter End

Item 9 - On August 1, 2003 we filed a current report on Form 8-K announcing that the board of directors of the Company received a feasibility study on the proposed acquisition of the Minera Real de Cosala and its La Verde silver-copper mine located in Sinaloa, Mexico. The Company intends to use this feasibility study in presentations made to brokers, dealers and marketing agencies. Portions of this feasibility study are contained in the Corporate Profile, which has been attached to the Form 8-K as Exhibit 99 filed on August 1, 2003.

Consolidated Financial Statements Filed as Part of the Quarterly Report

Our unaudited interim consolidated financial statements include:

Consolidated Balance Sheets

Consolidated Statements of Operations and Deficit

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

Exhibits Required by Item 601 of Regulation S-B
Exhibit Number and Description

(3) Articles of Incorporation/Bylaws
3.1	Amended and Restated Articles of Incorporation, filed April 30, 1999 (incorporated by reference from our Registration Statement on form 10-SB filed on October 28, 1999)
3.2	Amended and Restated Bylaws (incorporated by reference from our Registration Statement on Form 10-SB filed on October 28, 1999)
3.3	Certificate of Amendment to Articles of Incorporation, filed October 20, 1999 (incorporated by reference from our Registration Statement on Form 10-SB filed on October 28, 1999)
3.4	Certificate of Amendment to Articles of Incorporation, filed November 1, 2001 (incorporated by reference from our Form 10-QSB filed on November 14, 2001)

(10) Material Contracts
10.1	Letter Agreement between Sun Power Corporation and Victor Cardenas dated January 3, 2003 (incorporated by reference from Sun Power's Annual Report on Form 10-KSB filed on April 15, 2003).
10.2

Advisory Agreement between Sun Power Corporation and Thurn & Taxis Capital Management AG, dated January 22, 2003 (incorporated by reference from Sun Power's Annual Report on Form 10-KSB filed on April 15, 2003).

10.3	Consulting Agreement between Sun Power Corporation and Peter S. Jessop dated April 29, 2003 (incorporated by reference from Sun Power's Annual Report on Form 10-QSB filed on May 15, 2003).
10.4

Success Fee Agreement between Sun Power Corporation and de-montaigne & Associates Investment Bankers Pty Ltd. dated April 29, 2003 (incorporated by reference from Sun Power's Annual Report on Form 10-QSB filed on May 15, 2003).

10.5	Consulting Agreement between Sun Power Corporation and J. Roland Vetter dated April 30, 2003 (incorporated by reference from Sun Power's Annual Report on Form 10-QSB filed on May 15, 2003).

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

(99)	Press Release dated June 19. 2003

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN POWER CORPORATION

/s/ Ronlad Vetter

By: Roland Vetter

President and Chief Financial Officer

(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

Date: August 14, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures

/s/ Andrew Schwab

By: Andrew Schwab, Secretary and Director

Date: August 14, 2003

/s/ Milton Datsopoulos

By: Milton Datsopoulos, Director

Date: August 14, 2003

/s/ Dana Hansen

By: Dana Hansen, Director

Date: August 14, 2003