Form 10QSB
period 2003-09-30
SUN POWER CORP
filed 2003-11-19
CIK 1097805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

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

Yes    X      No ____

The number of shares of Common Stock, $0.001 par value, outstanding on November 8, 2003 was 32,681,000 shares, held by approximately 75 shareholders.

Transitional Small Business Disclosure Format (check one):

Yes         No    X

TEM 1. FINANCIAL STATEMENTS

Sun Power Corporation

(A Development Stage Enterprise)

Consolidated Balance Sheets

(Expressed in United States dollars)

	September 30, 2003	December 31, 2002
	(unaudited)
Assets

Current assets:
Cash	$ -	$ 14
Accounts receivable and other	-	100
Prepaids and deposits	-	8,009
Total current assets	-	8,123

Investment	1	1

Fixed assets (note 3)	13,674	17,644

Deferred financing costs	-	17,433
Total assets	$ 13,675	$ 43,201

Liabilities and Stockholders' Deficiency

Current liabilities:
Bank indebtedness	$ 465	$ -
Accounts payable	158,778	228,604
Accrued liabilities	-	10,000
Promissory notes	93,700	30,000
Loans from related party	-	145,722
Accounts payable to be settled by common shares (note 5(c))	1,031,658	450,054
Loans from related party to be settled by common shares (note 4)	1,549,201	1,350,050
	2,833,802	2,214,430
Stockholders' deficiency:
Capital stock (note 5):
Authorized:
100,000,000 common shares with a par value of $0.01
25,000,000 preference shares with a par value of $0.01
Issued:
32,681,000 common shares (2002 - 31,681,000)	566,810	316,810
1,554,562 preference shares	1,554,562	1,554,562
Issuable common shares	-	250,000
Additional paid-in capital (note 5(a))	1,135,857	1,135,857
Deficit accumulated during the development stage	(6,077,356)	(5,428,458)
Total stockholders' deficiency	(2,820,127)	(2,171,229)
Total liabilities and stockholders' deficiency	$ 13,675	$ 43,201

Future operations (note 1(a))
Commitments (note 7)

See accompanying notes to interim consolidated financial statements.

Sun Power Corporation

(A Development Stage Enterprise)

Consolidated Statements of Operations and Deficit

(Unaudited)

(Expressed in United States dollars)

	Three month period ended September 30, 2003	Three month period ended September 30, 2002	Nine month period ended September 30, 2003	Nine month period ended September 30, 2002	Period from inception on November 24, 1994 to September 30, 2003
Revenue	$ -	$ -	$ -	$ 223	$ 88,357

Expenses:
Consulting fees	36,294	128,741	173,660	552,890	2,049,011
Professional fees	66,094	6,157	134,461	190,529	703,111
Product research and development costs	1,760	77,708	143,814	324,871	1,079,239
Administrative and other expenses	36,598	129,447	144,566	388,824	996,386
I nterest	14,933	85,562	48,427	206,362	346,289
Mineral property option	-	-	-	-	250,000
Amortization	2,326	3,854	3,970	10,024	24,626
	158,005	431,469	648,898	1,673,500	5,448,662

Loss before undernoted	(158,005)	(431,469)	(648,898)	(1,673,277)	(5,360,305)

Loss on disposal of Camden-Agro Systems Inc.	-	-	-	-	(244,536)
Gain on disposal of Renewable Energy Corp.	-	-	-	-	162,900
Gain on disposal of Sunspring, Inc.	-	-	-	-	62,494

Loss for the period	(158,005)	(431,469)	(648,898)	(1,673,277)	(5,379,447)

Deficit accumulated during the development stage, beginning of period	(5,709,657)	(4,618,909)	(5,218,764)	(3,167,407)	-

Charge to deficit	-	-	-	-	(488,215)

Deemed dividends on preferred stock	(209,694)	-	(209,694)	(209,694)	(209,694)

Deficit, accumulated during the development stage, end of period	$ (6,077,356)	$ (5,050,378)	$ (6,077,356)	$ (5,050,378)	$ (6,077,356)

Basic and diluted loss per share	$ (0.01)	$ (0.02)	$ (0.02)	$ (0.05)	$ (0.22)
Weighted average number of shares outstanding	32,681,000	31,595,130	32,347,666	31,580,934	24,285,926

See accompanying notes to interim consolidated financial statements.

Sun Power Corporation

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in United States dollars)

	Nine month period ended September 30, 2003	Nine month period ended September 30, 2002	Period from inception on November 24, 1994 to September 30, 2003

Cash flows from (used in) operating activities:
Loss for the period	$ (648,898)	$ (1,673,277)	$ (5,379,447)
Items not involving the use of cash:
Amortization	3,970	8,990	24,626
Stock based compensation	-	203,345	826,726
Shares issued as a financing fee	-	-	5,000
Mineral property option payment	-	-	250,000
Loss on disposal of Camden-Agro Systems Inc.	-	-	244,536
Gain on disposal of Renewable Energy Corp.	-	-	(162,900)
Gain on disposal of Sunspring, Inc.	-	-	(62,494)
Amortization of deferred financing costs	17,433	67,333	112,766
Changes in non-cash operating working capital:
Accounts receivable and other	100	25,000	9,193
Prepaids and deposits	8,009	11,276	-
Accounts payable and accrued liabilities	(79,826)	392,511	740,432
Accounts payable to be settled by common shares	581,604	-	581,604
Loans from related party to be settled by common shares	199,151	-	199,151
	81,543	(964,822)	(2,610,807)
Investments:
Capital expenditures	-	(43,115)	(47,341)
Cash on disposal of Camden-Agro Systems Inc.	-	-	(208)
Cash of acquired business	-	-	107,568
Reduction in cash on disposal of Sunspring, Inc.	-	-	(5,854)
Reduction in cash on disposal of Renewable Energy Corp.	-	-	(7,001)
Advances to Sunspring Inc. and Renewable Energy Corp. prior to acquisition	-	-	(175,000)
	-	(43,115)	(127,836)
Financing:
Bank indebtedness	465	-	465
Promissory notes	63,700	28,500	93,700
Issuance of common shares for cash	-	100,000	100,657
Loans (including accrued interest)	(145,722)	674,350	2,524,389
	(81,557)	802,850	2,719,211
Effect of exchange rate changes on foreign currency cash balances	-	-	19,432
Decrease in cash	(14)	(205,087)	-
Cash, beginning of period	14	217,830	-
Cash, end of period	$ -	$ 12,743	$ -

Cash is defined as cash less bank indebtedness.

Sun Power Corporation

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows, Continued

(Unaudited)

(Expressed in United States dollars)

	Nine month period ended September 30, 2003	Nine month period ended September 30, 2002	Period from inception on November 24, 1994 to September 30, 2003

Supplementary information:
Interest paid	$ -	$ -	$ -
Income taxes paid	-	-	-

Issuance of common shares:
For investment in Camden Agro-Systems Inc.	-	-	270,590
As a financing fee	-	112,766	117,766
On acquisition of Sunspring	-	-	20,000
On acquisition of Renewable Energy Corp.	-	-	20,000
Stock-based compensation	-	203,345	786,263
Issuance of preference shares:
On acquisition of Sunspring Inc.	-	-	80,000
On acquisition of Renewable Energy Corp.	-	-	80,000
For retirement of debt	-	1,554,562	1,554,562
Deemed dividends on preferred shares	-	-	209,694

See accompanying notes to interim consolidated financial statements.

Sun Power Corporation

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Unaudited)

(Expressed in United States dollars)

Nine month period ended September 30, 2003 and 2002

Period from inception on November 24, 1994 to September 30, 2003

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

The terms of the Assignment of Purchase Option Agreement required the Company to pay within ten days after the execution of the Agreement the sum of $250,000, payable in 1,000,000 restricted common shares at a deemed value of $0.25 per common share. These shares had not been issued at December 31, 2002 but were issued in February 2003 and are reflected as issued common shares in stockholders' deficiency at September 30, 2003.

The Purchase Option Agreement between STS and the vendors dated November 27, 2002 expired on August 29, 2003 and thus, the Company no longer has the right to acquire the property.

Sun Power Corporation

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Unaudited)

(Expressed in United States dollars)

Nine month period ended September 30, 2003 and 2002

Period from inception on November 24, 1994 to September 30, 2003

(a)    Future operations:

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses and has not generated profitable operations since inception. In addition, at September 30, 2003, the Company has a working capital deficiency of $2,833,802 and a stockholders' deficiency of $2,820,127.

The continuance of the Company as a going concern is dependent on the continued forebearance of its creditors, obtaining financing for continued operations and the attainment of profitable operations. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

The Company will depend almost exclusively on outside capital to fund operations. Such outside capital may include the sale of additional stock and/or commercial borrowing. There can be no assurance that capital will be available as necessary or, if the capital is available, it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company would result in a significant dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected.

Given the Company's limited operating history, lack of sales, and the continued operating losses, there can be no assurance that it will be able to achieve or maintain profitability.

 (b)    Development stage enterprise:

For U.S. accounting purposes the Company is considered to be a development stage enterprise from inception on November 24, 1994 to September 30, 2003 as its efforts have been and continue to be primarily directed towards the development of new products. The identification of an entity as a development stage enterprise does not impact the measurement and recognition principles applied in these consolidated financial statements but does require the disclosure of specified cumulation from inception and other information.

Sun Power Corporation

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Unaudited)

(Expressed in United States dollars)

Nine month period ended September 30, 2003 and 2002

Period from inception on November 24, 1994 to September 30, 2003

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

In the opinion of management, these interim consolidated financial statements reflect all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position as at September 30, 2003, results of operations and cash flows for the three and nine month periods ended September 30, 2003 and 2002.

Interim results of the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year as a whole or for any other period. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2002.

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

Sun Power Corporation

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Unaudited)

(Expressed in United States dollars)

Nine month period ended September 30, 2003 and 2002

Period from inception on November 24, 1994 to September 30, 2003

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

(d)    Stock option plan:

The Company has a stock-based compensation plan. For grants to employees, officers and directors (collectively, "employees"), compensation expense is recognized over the vesting period in an amount equal to the difference, if any, between the market value of the Company's common shares at that measurement date and the exercise price. The value recognized for option grants is expensed in the consolidated statements of operations. Options granted to non-employees are recorded at their fair value as the services are provided and the options earned. No options were granted in the nine month period ended September 30, 2003.

Set out below is loss and loss per share information as if the Company had determined compensation expense based on the fair value at the grant date for its employee stock options:

	2003	2002

Loss for the period, as reported	$ (648,898)	$ (1,673,277)

Stock-based compensation expense included in net loss as reported	-	-

Pro forma stock-based compensation expense	(19,413)	(248,805)

Loss for the period, pro forma	$ (668,311)	$ (1,922,082)

Basic and diluted loss per share:
As reported	$ (0.02)	$ (0.05)
Pro forma	(0.02)	(0.06)

Sun Power Corporation

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Unaudited)

(Expressed in United States dollars)

Nine month period ended September 30, 2003 and 2002

Period from inception on November 24, 1994 to September 30, 2003

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

3. Fixed assets:

2003	Cost	Accumulated amortization	Net book value
Computer equipment	$ 21,964	$ 8,290	$ 13,674

2002	Cost	Accumulated amortization	Net book value
Computer equipment	$ 21,964	$ 4,320	$ 17,644

Sun Power Corporation

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Unaudited)

(Expressed in United States dollars)

Nine month period ended September 30, 2003 and 2002

Period from inception on November 24, 1994 to September 30, 2003

4.    Related party transactions and balances:

(a)    Loans from related party:

The loans from related party, who is a shareholder of the Company, bear interest at a rate of 20% per annum with no specific terms of repayment.

On January 9, 2002, the Board approved the conversion of a loan of $1,554,562 from Mr. Bullock into 1,554,562 Series C convertible preferred shares have a stated value of $1 per share. The preference shares have no voting rights and receive no dividends. On January 27, 2003, an agreement was reached with Mr. Bullock to exchange the preferred shares for 1,554,562 common shares at the deemed value of $1 per share plus $50,000 in cash payable in 150 days. As at November 18, 2003, the common shares have not been issued. The remaining loans from Mr. Bullock do not bear interest and have no specific terms of repayment.

In January 2003, the Company entered into an agreement with Mr. Bullock to issue 5,400,204 common shares to settle a loan in the amount of $1,350,051. The number of common shares to be issued are in the process of being renegotiated to be 13,500,510 common shares. In addition, the Company is in the process of negotiating with Mr. Bullock to issue a further 1,991,502 common shares to settle a loan in the amount of $199,150. As these liabilities, aggregately $1,549,201, are to be settled by equity instruments, they have been classified as a separate line item in current liabilities for financial reporting purposes. As at November 18, 2003, the common shares have not been issued.

(b)    Accounts payable:

Included in accounts payable is $9,591 (December 31, 2002 - $188,900) payable to private companies controlled by a significant shareholder or by a director of the Company.

(c)    Fees:

The Company has been charged administrative, management and consulting fees aggregating $199,000 (nine months ended September 30, 2002 - $171,000) by certain officers, directors and private companies controlled by them.

Sun Power Corporation

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Unaudited)

(Expressed in United States dollars)

Nine month period ended September 30, 2003 and 2002

Period from inception on November 24, 1994 to September 30, 2003

5.    Capital stock:

(a)    Issued:

	Number of shares	Value per share	Share capital	Additional paid-in capital
Issued for cash at inception, November 24, 1994	1,000	$ 0.657	$ 657	$ -
Issued and outstanding at all period ends prior to September 30, 1998	1,000		657	-

Issued during the year ended December 31, 1998:
For investment in CASI	27,058,000	0.01	270,590	-
For financing fee	500,000	0.01	5,000	-
Issued and outstanding, December 31, 1998	27,559,000		276,247	-

Adjustments resulting in an increase in additional paid-in capital:
Shares cancelled	(3,000)	0.01	(30)	687
Authorized par value change	-		(657)	-
Stock based compensation options	-		-	222,500
Issued and outstanding, December 31, 1999 and 2000	27,556,000		275,560	223,187

Issued during the year ended December 31, 2001:
For investment in REC (note 4)	2,000,000	0.01	20,000	-
For investment in Sunspring (note 3)	2,000,000	0.01	20,000	-
For stock based compensation (note 9(c))	-		-	270,000
Stock based compensation options	-		-	75,165
Issued and outstanding, December 31, 2001	31,556,000		315,560	568,352

Issued during the year ended December 31, 2002:
For cash	100,000	0.01	1,000	99,000
In settlement of obligation	25,000	2.39	250	59,500
Stock-based compensation options	-		-	199,311
Deemed dividend on preferred stock	-		-	209,694
Issued and outstanding, December 31, 2002	31,681,000		316,810	1,135,857

Issued during the period ended September 30, 2003:
To settle Purchase Option Agreement	1,000,000	0.25	250,000	-
Issued and outstanding, September 30, 2003	32,681,000		$ 566,810	$ 1,135,857

Sun Power Corporation

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Unaudited)

(Expressed in United States dollars)

Nine month period ended September 30, 2003 and 2002

Period from inception on November 24, 1994 to September 30, 2003

(b)    Issuance of shares for non-monetary consideration:

Shares issued to consultants for services rendered (including shares transferred by a principal shareholder), settlement of debt and the acquisition of assets or businesses are recorded based upon the fair market value of the shares at the date of the related agreements to issue the shares.

(c)    Commitments to issue common shares:

In January 2003, the Company entered into agreements to issue 1,800,217 common shares to settle accounts payable aggregating $450,054. On June 30, 2003, an agreement was reached whereby accounts payable of $25,000 owing to a supplier were to be settled by the issuance of 100,000 common shares. The number of common shares to be issued per the agreements are in the process of being renegotiated to be 4,500,524 common shares and 250,000 common shares respectively. In addition, the Company is in the process of negotiating to issue a further 7,557,553 common shares to settle accounts payable aggregating $556,604. As these liabilities, aggregating $1,031,658, are intended to be settled by equity instruments, they have been classified as a separate line item in current liabilities for financial reporting purposes. As at November 18, 2003, the common shares have not been issued.

(d)    Preferred stock offerings:

As the Preferred stock was issued in settlement of an outstanding loan (note 5(a)) at a conversion price that was less than the market price of the Company's common shares at the date of agreement for issuance, the difference resulting from the allocation of the proceeds to the beneficial conversion feature of $209,694 was recorded as a deemed dividend or return to the preferred shareholders.

On January 20, 2003, the Company entered into an agreement with Mr. Bullock to remove the contingent liability and agreed to exchange all of the series C preferred shares for 1,554,562 common shares at the deemed value of $1.00 per share and $50,000 in cash payable within 150 days. The common shares will not have been registered under the Securities Act of 1933 but the Company agreed to commence registration encompassing the shares on or before six months of the date of their issuance. As at November 18, 2003, the common shares have not been issued.

Sun Power Corporation

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Unaudited)

(Expressed in United States dollars)

Nine month period ended September 30, 2003 and 2002

Period from inception on November 24, 1994 to September 30, 2003

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

7.    Commitments and contingencies:

  Effective as of April 24, 2002, the Company entered into a consulting agreement for administrative, marketing and management services, which expired April 23, 2003. Under the terms of the agreement, the consultant received $8,000 per month plus reimbursement for pre-authorized expenses. At September 30, 2003, accounts payable includes $9,691 related to this arrangement.

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

Sun Power Corporation

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Unaudited)

(Expressed in United States dollars)

Nine month period ended September 30, 2003 and 2002

Period from inception on November 24, 1994 to September 30, 2003

On April 29, 2003, the Company entered into an advisory agreement for a one year term in which the advisor will assist Sun Power in introducing their common stock for trading in Europe. The advisor will receive $1,500 per month and be reimbursed for all reasonable pre-approved expenses. The agreement may be terminated at any time after 30 days by the Board of Directors of the Company.

  As set out in note 1, during 2003, the Company's rights under the purchase option related to certain Mexican properties expired. In September 2003, the Company received a letter from a former officer of the Company's Mexican subsidiary claiming unpaid amounts for professional services and related matters aggregating approximately $115,000. The Company has responded to this letter with a demand for reimbursement of $424,000, representing compensation for the Company's loss of benefit of expenditures made with respect to the potential acquisition. The outcome of these claims is currently uncertain. No amounts have been recognized in the financial statements with respect to them.

Item 2. Plan of Operation.

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

General

Sun Power Corporation, a Nevada corporation, was formed on August 20, 1996 under the name "Hayoton Company Incorporated" as a management company for resorts and hotel properties. On September 24, 1996, we changed our name from "Hayoton Company Incorporated" to "Hyaton Company Incorporated" and then to "Hyaton Organics Inc." on October 21, 1999. On November 1, 2001, we changed our name to "Sun Power Corporation".

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

By an Assignment of Purchase Option Agreement dated December 16, 2002, we acquired all of the purchaser's rights under a Purchase Option Agreement dated November 27, 2002. This Purchase Option Agreement granted to our company an option to purchase all of the issued and outstanding shares of Minera Real de Cosala SA de CV, a copper-silver mine located in the state of Sinaloa, Mexico. On October 15, 2003 we announced in a Form 8-K and Press Release that the option to purchase the La Verde Silver Mine had expired and that the Company had not been able to successfully complete the sale of its rated debenture. Accordingly, we are seeking to either identify a suitable business opportunity or enter into a viable business combination able to provide positive cash flow. Until we secure a suitable business opportunity or combination, we will operate as a "blank check" company.

Plan of Operation

We will continue to seek a new business opportunity or business combination. Once a business opportunity or business combination has been identified, we will investigate and evaluate the business opportunity or business combination. Should our company wish to pursue any specific business opportunity or business combination, we will have to comply with all applicable corporate and securities laws in order to complete the acquisition of or merger with any such business opportunity.

In conjunction with the acquisition of the La Verde Mine, our company had proposed a name change to "Cardinal Minerals". Given that the purchase option has now expired, we will retain our current name until such time as a new business direction can be identified and a name change becomes warranted. Similarly, we had formed a Mexican company to hold the assets and titles for the mine acquisition, called Recursos Minerales Cardenal, S. de R.L. de C.V.("MINERALES CARDENAL") which is a direct wholly owned subsidiary of Sun Power. This holding company shall be sold or disposed of to minimize Mexican taxes and future liabilities.

We have yet to generate revenues from operating activities and there is a substantial going concern issue as to whether we will ever be able to meet our current operating and capital expenses. Since inception we have been dependent on the sale of our equity securities and loans from affiliates to satisfy our working capital requirements. We continue to have a working capital deficiency that raises substantial concern regarding our ability to continue as a going concern.

We are in the process of negotiating with certain of our creditors for the exchange of shares of our common stock for current debt held by those creditors. We intend to convert the debt a per share price of $0.10.

Satisfaction of our cash obligations for the next 12 months. Presently, we have no revenues and we cannot meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue into fiscal 2004. Once we locate a suitable business opportunity or business combination, we may seek to obtain equity and/or debt financing from third parties to facilitate and complete the acquisition of such a business opportunity or a suitable business combination. We may also issue shares of our common stock as consideration for the acquisition of a suitable business opportunity or a suitable business combination.

Summary of any product research and development that we will perform for the term of our plan of operation. We do not anticipate that we will expend any significant monies on research and development until such time as we have initiated a new business direction or the requirements for due diligence in that regard.

Expected purchase or sale of plant and significant equipment. We do not anticipate the purchase or sale of any plant or significant equipment, as such items are not required by us at this time or in the next 12 months.

Significant changes in the number of employees. We do not currently have any employees. We have 4 key consultants on retainer including our president and the various professionals who are assisting us with our due diligence, securities compliance and accounting requirements. We anticipate hiring employees only if we identify and complete the acquisition of a business opportunity or enter into a business combination. Such employment may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we ultimately hire, if any.

New Business Opportunities

We will not acquire or merge with any entity, which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. We are subject to all the reporting requirements included in the Exchange Act. Included in these requirements is our duty to file audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-KSB. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target business, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

We will not restrict our search for any specific kind of businesses, but may acquire a business, which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer.

We are currently involved in negotiations to acquire a business opportunity; however it is premature to disclose the details until such time as either a letter of intent or definitive agreement is executed.

Our financial report reflects the fact that we have no current source of income. Further, that without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent upon the ability in its endeavors to seek additional sources of capital, and in attaining future profitable operations. Management is currently initiating their business plan and in the process of raising additional capital. The accompanying financial statements do not include any adjustments that might be necessary should the company be unable to continue as a going concern.

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

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

In September 2003, we received a letter from a former officer of our Mexican subsidiary claiming unpaid amounts for professional services and related matters totaling approximately $115,000. We have responded to this letter with a demand for reimbursement of $424,000, representing compensation for our losses incurred with the La Verde acquisition. As of November 18, 2003 we are in direct negotiations with the parties and believe that we can reach an equitable settlement. No amount has been recognized in the financial statements accompanying this report at this time.

We know of no other material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any other material proceedings or pending litigation. There are no other proceedings in which any of our directors, officers or affiliates, or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)    Exhibits

        31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act

        32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act

(b)    Form 8-K

Form 8-K Current Reports

Item 9 - On August 1, 2003 we filed a current report on Form 8-K announcing that the board of directors of the Company received a feasibility study on the proposed acquisition of the Minera Real de Cosala and its La Verde silver-copper mine located in Sinaloa, Mexico.

Form 8-K Subsequent to Quarter End

Item 9 - On October 15, 2003 we filed a current report on Form 8K announcing that the President of its Mexican subsidiary, Recursos Mineralse Cardenal, S. de R.L. de C.V., has been advised that the option to purchase the La Verde Silver Mine has expired.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN POWER CORPORATION

/s/ Roland Vetter

By: Roland Vetter

President and Chief Financial Officer

Date: November 18, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures

/s/ Andrew Schwab

By: Andrew Schwab, Secretary and Director

Date: November 18, 2003

/s/ Milton Datsopoulos

By: Milton Datsopoulos, Director

Date: November 18, 2003

/s/ Dana Hansen

By: Dana Hansen, Director

Date: November 18, 2003