Form 10KSB
period 2003-12-31
CARDINAL MINERALS INC
filed 2004-04-15
CIK 1097805

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003	Commission file number 000-27853

CARDINAL MINERALS, INC

(Exact name of registrant as specified in its charter)

Nevada	86-0913555
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2950 E. Flamingo Rd, Suite B
Las Vegas, Nevada	89121
(Address of Principal Executive Offices)	(Zip Code)

(800) 537-4099

(Registrant's telephone number, including area code)

SUN POWER CORPORATION

414 Viewcrest Rd., Kelowna, B.C. V1W 4J8

(Former name or former address, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

(Title if Class)

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares of Common Stock, $0.001 par value, outstanding on February 29, 2004, was 21,316,968 (post 3:1) shares, held by approximately 48 stockholders.

The issuer's revenues for its most recent fiscal year ended December 31, 2003. $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of March 31, 2004 was $4,214,777 based on a share value of $ 0.29.

Transitional Small Business Disclosure Format (check one): Yes ___ No X

CARDINAL MINERALS, INC

(A DEVELOPMENT STAGE COMPANY)

FOR THE FISCAL YEAR ENDED

December 31, 2003

Index to Report

on Form 10-KSB

PART I	Page
Item 1.	Business	1
Item 2.	Properties	4
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	10

PART II

PART III

This form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in the "Plan of Operation" under Item 6.

In this form 10-KSB references to "CMI", "the Company", "we," "us," and "our" refer to CARDINAL MINERALS, INC.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) General Business Development

We are a Nevada corporation formed on August 20, 1996 under the name "Hayoton Company Incorporated" as a management company for resorts and hotel properties. On September 24, 1996, we changed our name from "Hayoton Company Incorporated" to "Hyaton Company Incorporated" and then to "Hyaton Organics Inc." on October 21, 1999. On November 1, 2001, we changed our name to "Sun Power Corporation". On December 30, 2003 we amended our articles and changed our name to Cardinal Minerals, Inc. We believe it is important that our corporate name be reflective of our future business intentions of dedicating itself to the acquisition of revenue producing mining assets.

We initially executed a Purchase Option Agreement dated December 16, 2002 to acquire an option to purchase all of the issued and outstanding shares of Minera Real de Cosala SA de CV, a copper-silver mine located in the state of Sinaloa, Mexico. On October 15, 2003 we announced in a Form 8-K and Press Release that this option had expired as we had been unsuccessful in closing a financing based on the sale of a rated debenture within the allotted time period.

New Business Opportunities

On January 26, 2004, the Registrant executed an Assignment of Purchase Option Agreement, (attached as exhibit 10-3 to Form 8-K filed on March 5, 2004) with Ken Swaisland, a majority stockholder of the registrant, for the option to purchase all the assets of Hunter Gold Mining Inc and Hunter Gold Mining Corporation including the Bates Hunter Mine and the Golden Gilpin Mill (collectively the "Bates-Hunter Mine"), which includes a dewatering plant, mining properties, claims, permits and all ancillary equipment free and clear of any and all financial liens or encumbrances, for a fixed price of $3,000,000 and a 1% net smelter royalty payable to Goldrush Casino and Mining Corporation and a 2% net smelter royalty payable to Mr. Swaisland.

Bates-Hunter Project

We intend to acquire the Bates-Hunter Mine through an assignment of a purchase option agreement with Hunter Gold Mining Inc. and Hunter Gold Mining Corporation which owns a 100% interest in the Bates Hunter Mine, located in Central City, Colorado about 35 miles west of Denver.

The Central City District is one of the older mining camps in Colorado. For a period of 40 years, this district was a productive and well known gold mining area. Since 1859, more than 4 million ounces of gold have been mined from this district with over 25% of this production coming from the area immediately surrounding the Bates-Hunter Mine. The Bates was located on May 15,th 1859 (the second lode discovery in the State) and is now part of the holdings of the Bates-Hunter Mine.

In preparation for the acquisition, Mr. Swaisland independently engaged Mr. Glenn R. O'Gorman, P. Eng., a practicing mining engineer and miner since 1974, to undertake a preliminary assessment of the project. Mr. O'Gorman's report included a geological report (March, 1997) prepared by Stephen Tedesco, Geologist, which detailed and mapped the nine principle gold bearing veins underlying the Bates-Hunter property. Following our review, we executed an Assignment of Option to Purchase Agreement with Mr. Swaisland, a major stockholder of our Company and the optionor of the properties under the following terms and conditions: in return for the assignment, Mr. Swaisland is to receive $30,000 on signing of the Assignment and conditional upon closing of the acquisition, a 2% net smelter return royalty and 2,000,000 share purchase warrants at a price equal to the 10 day trading average immediately prior to the formal closing of the acquisition.

Subsequent to his preliminary assessment, Mr. O'Gorman was engaged to prepare a more detailed Exploration and Development Plan for presentation to the vendors, brokers, dealers, marketing agencies, current stockholders and future stockholders. This Exploration and Development Plan was attached to a Form 8-K filed on March 5, 2004 as Exhibit 99.

Following receipt of Mr. O'Gorman's plan, we executed an amending letter agreement on March 30, 2004 with George Otten confirming certain amendments, additions and clarifications relative to the original option agreements between Hunter Gold Mining Corporation and Mr. Swaisland, namely:

  acceptance of Mr. O'Gorman's Exploration and Development Plan for the Bates-Hunter Project dated March 1, 2004 where we would fund and complete Phase I of that report to de-water and rehabilitate the mine shaft, map and sample all historical workings at an estimated cost of $500,000 by October 31, 2004. After dewatering and rehabilitation had been completed, we would undertake a diamond drilling work program at an estimated cost of $650,000 by June 30, 2005 to explore both above and underneath the old workings to pinpoint thick high grade areas at vein intersections and estimate ore reserves to decide if further expenditures are warranted. We reserved the right should the results of Phase 1 be unfavorable, to return the option and to complete the work programs by these specified dates or the agreements would become null and void.

   to prepare the formal closing agreements based on the purchase price of $3,000,000 for all of the assets of Hunter Gold Mining Corporation's wholly owned US subsidiary Hunter Gold Mining Inc. The formal agreements are to be based on an asset purchase rather than a stock purchase as contemplated in the original agreements, provided that there should be no withholding or transfer tax applicable to the said transaction, otherwise the transaction will revert to a stock purchase as originally contemplated.

  we agreed that a contract for the dewatering of the Bates-Hunter mine-shaft as recommended by Mr. O'Gorman will be entered into with a corporation controlled by George Otten. The general terms of the contract will call for Mr. Otten to organize and manage the dewatering of the mine shaft on a cost plus overhead basis. A formal contract encompassing the dewatering process is targeted for execution on or before April 15, 2004. Mr. O'Gorman will be retained to manage the contract and its related payments.

   the July 31, 2004 closing date as specified in a January 31, 2004 extension agreement between Hunter Gold Mining Corporation and Mr. Swaisland has been extended. Formal closing of the purchase of the assets of the Hunter Gold Mining Corporation shall now occur within 90 days following the receipt of data from the underground drilling program recommended by Mr. O'Gorman, or September 30, 2005 whichever is earlier.

We are now exploring various financing options in order to fund the Phase 1 work program recommended by Mr. O'Gorman.

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

Our consolidated financial statements have been prepared on the going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. If we were not to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. As described elsewhere in this report, at December 31, 2003, there are certain conditions that currently exist that raise substantial doubt about the validity of this assumption. While we anticipate raising additional private placement funds to remove the substantial doubt, these private placements are not assured. Failure to raise additional funds may result in the curtailing of our operations or writing our assets and liabilities down to liquidation values, or both.

ITEM 2. DESCRIPTION OF PROPERTY

We currently maintain a mailing address at 2950 E. Flamingo Rd., Suite B, Las Vegas, NV 89121. Our yearly rent of $900 is pre-paid semi-annually. Additionally, Roland Vetter, our President, Andrew Schwab, our Secretary and Carol O'Shea, our Treasurer, will utilize from time to time their home offices to conduct business on our behalf. Neither Mr. Vetter, Mr. Schwab or Ms. O'Shea receive any remuneration for the use of their offices on our behalf. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months, until our business plan is more fully implemented.

As a result of our method of operations and business plan, we do not require full time personnel to conduct our business. At present, management and consulting services are provided by outside firms or independent contractors on an as needed basis. In the future we anticipate requiring additional office space and additional personnel; however it is unknown at this time how much space or how many individuals will be required.

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

If We Do Not Obtain Financing, We Will Not Be Able To Purchase the Bates-Hunter Mine And Implement Our Business Plan

We do not currently have any operations, cash or income, although our business plan anticipates that we will require approximately $1,200,000 to dewater the mine and drill down depth to estimate the ore reserves and the potential to support a production rate of 400 tons per day ("TPD") at a grade of 0.40 oz/ton. The economics of mining at this rate are favorable. The ratio of revenue to operating cost would be in the order of 2:1 resulting in an annual profit of about $11 million. It is estimated that it will take about 1-1/2 years to explore and develop the project through to production at an estimated capital cost of approximately $7,800,000. Capital payback is estimated to be less than one year. The total project cost is expected to be in the range of $12 million including property acquisition payments. Our only source for raising all or any part of these funds is through an offering of debt or equity.

We may not be able to obtain equity or debt financing. Even if financing is available it may not be available on terms that are favorable to us or in amounts sufficient to satisfy our requirements. If we are unable to obtain financing in amounts sufficient to permit the acquisition of the Bates-Hunter Mine, then we will not be able to purchase the mine. Similarly, if we are unable to raise the additional amounts needed to upgrade or expand the existing mine and mill, we will be unable to implement our business plan.

If the costs of the acquisition, upgrade and operation of the Bates-Hunter Project are greater than we currently anticipate, we may be required to raise more capital than we are currently seeking to raise. Also, if we require, but are unable to obtain, additional financing in the future for operations, additional upgrades to the Bates-Hunter Project or other cash requirements, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results, and compete effectively. More importantly, if we are unable to raise further financing when required, our operation of the mine may have to be scaled down or even discontinued.

We Have A History Of Losses And No Operating Results, Which Raises Substantial Doubt About Our Ability To Continue As A Going Concern.

We have suffered recurring losses and we have not generated any profit since inception. At December 31, 2003, we had a working capital deficiency of $153,923 and a stockholders' deficiency of $141,571. We do not expect positive cash flow from operations in the near term and there is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, if we successfully acquire the Bates-Hunter Project, our future operating results may be subject to significant fluctuation due to many factors not within our control, such as the actual cost of the acquisition and the subsequent upgrade and expansion of the Bates-Hunter Project, staffing, identifying and negotiating agreements with customers, market demand for our products, metals prices and the level of competition and general economic conditions.

Even if we successfully acquire and upgrade the Bates-Hunter Project, we expect to incur operating losses and negative cash flow until production and processing of the ore reaches a volume sufficient to generate a profit. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors' report on the December 31, 2003 consolidated financial statements, which are included with this annual report on Form 10-KSB.

Because We Have Not Yet Commenced Business Operations, We Face A High Risk of Business Failure

We were incorporated in August, 1996 and to date have been involved primarily in organizational, research and development activities. Any revenues that we have earned as at the date of this annual report have been nominal and have not been as the result of operations. The likelihood of our success must be considered in light of the problems, expenses, difficulties, structuring complications and delays that may be encountered as we attempt to implement our plan to acquire, upgrade, expand and operate the Bates-Hunter Project and similar operating resource properties. These potential problems include, by way of example and not in limitation, unanticipated problems in conducting our due diligence reviews and in completing the transaction, as well as those we might experience when we attempt to upgrade and expand the mine, difficulties in identifying and negotiating economically feasible arrangements with customers to which we can sell and deliver ore concentrate, staffing and additional costs, expenses and logistics. We have no operating history upon which to base any assumption that we will prove successful, and we can provide investors with no assurance that we will successfully acquire, upgrade and expand the Bates-Hunter Project, generate any operating revenues or achieve profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

Even If We Successfully Acquire the Bates-Hunter Project, Mining Is An Inherently Speculative Business And There is A Substantial Risk That Our Business May Thereafter Fail

We can provide investors with no assurance that the Bates-Hunter Project contains commercially exploitable reserves of gold or any other mineral. Exploration for and exploitation of minerals is a speculative venture involving substantial risk. The expenditures that we propose to make in order to acquire, upgrade and expand the Bates-Hunter Project may not result in the discovery of sufficient quantities of gold. Mine development and operation frequently involves discovery of unexpected problems, expenses and delays.

Other factors that may adversely affect implementation of our business plan include, by way of example and not in limitation, volatility in metals prices, general market fluctuations, regional and global gold production volume, production costs, environmental remediation, reclamation, and other environmental costs, cave-ins and similar hazards, cash flow and project development risks, and government regulation, including regulation relating to prices, taxes, royalties, land tenure, land use, importation and exportation of minerals, and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our not receiving an adequate return on invested capital. The cost of these liabilities, if we experience any of them, could have a material adverse effect on our company.

We Expect To Experience Significant And Rapid Growth In The Scope And Complexity Of Our Business As We Proceed With The Development Of Our Property. If We Are Unable To Hire Staff To Handle Production And Manage Our Operations, Our Growth Could Harm Our Future Business Results And May Strain Our Managerial And Operational Resources.

We do not currently have any employees but if we complete the purchase of the Bates-Hunter Project we will need to hire a significant number of qualified employees in a very short period of time. Even if we can identify and hire sufficient staff, all new employees will require training, and this may delay the commencement of operations or the expansion of production capacity.

If Our Due Diligence Review Does Not Confirm That The Bates-Hunter Project Fits Our Business Plan Criteria, We May Not Complete The Purchase. If We Do Not Complete The Purchase Of the Bates-Hunter Project, Our Business May Fail.

Our business plan anticipates the acquisition of resource properties with expandable reserves and the ability to increase production and cash flow through project financing. We are still conducting our due diligence review of the Bates-Hunter Project. When we have finished our due diligence, we may find that the mine does not fit within the criteria that we have established in our business plan and we may choose not to complete the purchase of the Bates-Hunter Project. If we do not purchase the Bates-Hunter Project, we will not be able to generate any revenue and our company could fail.

Substantially All Of Our Assets, Two Of Our Directors And All Of Our Officers Are Outside The United States, With The Result That It May Be Difficult For Investors To Enforce Within The United States Any Judgments Obtained Against Us Or Any Of Our Directors Or Officers.

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

Our common stock currently trades on a limited basis on the OTC Bulletin Board and the Berlin Stock Exchange. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

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

Our authorized capital stock consists of 100,000,000 shares of common stock and 25,000,000 shares of preferred stock. To date, our Series A, Series B and Series C preferred stock has been designated. No shares of our Series A or Series B preferred stock remain outstanding. We have signed an agreement dated December 28, 2003 for the return and conversion of all of our Series C preferred stock and are presently awaiting to complete its exchange. Our board of directors, without any action by stockholders, is authorized to designate and issue shares of preferred stock in any class or series as it deems appropriate and to establish the rights, preferences and privileges of these shares, including dividends, liquidation and voting rights. The rights of holders of shares of preferred stock that may be issued may be superior to the rights granted to the holders of existing shares of our common stock. Further, the ability of our board of directors to designate and issue such undesignated shares could impede or deter an unsolicited tender offer or takeover proposal and the issuance of additional shares having preferential rights could adversely affect the voting power and other rights of holders of our common stock.

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

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us which may materially affect us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 29, 2003, we held our annual stockholders meeting and the following proposals were voted and approved by our stockholders;

  The election of Roland Vetter, Andrew Schwab, Milton Datsopoulos and Dana Hansen to serve as our Board of Directors until the next annual stockholder's meeting;

  The change of our name from Sun Power Corporation to Cardinal Minerals, Inc.;

  The reaffirmation of KPMG LLP as auditors for the next year;

  The reverse split of our issued and outstanding common stock on a 1 for 3 basis; and

Of the proposals voted on by our stockholders, 19,600,000 or 60% of the common shares issued and outstanding were voted in favor of the proposals listed above.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation on the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is "http://www.sec.gov".

(a) Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol "CDIN" and the Berlin Stock Exchange under the symbol "SJP1". Our common stock began quotation on the OTC Bulletin Board on September 30, 1998 under the trading symbol "HYTN", and on January 15, 2004, following our name change, began quotation under the new symbol "CDIN". On January 4, 2002, our common stock became listed and posted for trading on the Berlin Stock Exchange under the symbol "SJP", and on January 15, 2004, following our name change, began quotation under the new symbol "SJP1". The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low prices of our common stock, as listed on the OTC Bulletin Board (obtained from Yahoo - Finance), and on the Berlin Stock Exchange (obtained from Berlinr Freiverkehr (Aktien) AG) for each full financial quarter for the two most recent full fiscal years were as follows:

OTC Bulletin Board			Berlin Stock Exchange
Quarter Ended	High(1)	Low(1)	Quarter Ended	High(1) (Euro$)	Low(1) (Euro$)
December 31, 2003	$0.11	$0.05	December 31, 2003	$0.12	$0.05
September 30, 2003	$0.18	$0.09	September 30, 2003	$0.10	$0.06
June 30, 2003	$0.18	$0.11	June 30, 2003	$0.15	$0.11
March 31, 2003	$0.33	$0.20	March 31, 2003	$0.13	$0.13
December 31, 2002	$1.07	$0.07	December 31, 2002	$1.00	$0.07
September 30, 2002	$1.90	$0.48	September 30, 2002	$2.00	$0.60
June 30, 2002	$2.55	$1.70	June 30, 2002	$2.95	$1.60
March 31, 2002	$3.00	$2.35	March 31, 2002	$3.25	$2.67

(1) Such over-the-counter market quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

Our common shares are issued in registered form. Interwest Transfer Co. Inc., PO Box 17136, Salt Lake City, Utah 84117 (Telephone: 801-272-9294, Facsimile: 801-585-7569) is the registrar and transfer agent for our common shares.

As of February 29, 2004, we had 21,316,968 (post 3:1 reverse split) shares of common stock outstanding and approximately 48 stockholders of record.

(b) Holders of Common Stock

As of December 31, 2003, we had approximately 50 stockholders of record of the 63,950,743 shares (pre 3:1 reverse spilt) outstanding.

(c) Dividends

The Board of Directors have not declared any dividends due to the following reasons:

  The Company has not yet adopted a policy regarding payment of dividends;

  The Company does not have any money to pay dividends at this time;

  The declaration of a cash dividend would result in an impairment of future working capital; and

  The Board of Directors will not approve the issuance of a stock dividend.

Recent Sales of Unregistered Securities

On December 10, 2003 the directors approved a resolution authorizing the issuance on December 23, 2003 of 31,269,743 Common Shares to 26 creditors in satisfaction of debts in the aggregate sum of $3,126,974.78. Subsequent to the approval and completion of the 3:1 consolidation, the conversion of these shares resulted in 10,423,255 Common Shares being issued in connection with this placement.

ITEM 6. PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" of this annual report on Form 10-KSB.

Overview

We are a Nevada corporation formed on August 20, 1996 under the name "Hayoton Company Incorporated" as a management company for resorts and hotel properties. On September 24, 1996, we changed our name from "Hayoton Company Incorporated" to "Hyaton Company Incorporated" and then to "Hyaton Organics Inc." on October 21, 1999. On November 1, 2001, we changed our name to "Sun Power Corporation". On December 30, 2003 we amended our articles and changed our name to Cardinal Minerals, Inc. We believe it is important that our corporate name be reflective of our future business intentions of dedicating itself to the acquisition of revenue producing mining assets.

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

By an Assignment of Purchase Option Agreement dated December 16, 2002, we acquired an option to purchase all of the issued and outstanding shares of Minera Real de Cosala SA de CV, a copper-silver mine located in the state of Sinaloa, Mexico. On October 15, 2003 we announced in a Form 8-K and Press Release that the option to purchase the copper-silver mine had expired as we had been unsuccessful in closing a financing which was based on the sale of a rated debenture within the allotted time period.

On January 26, 2004, we executed an Assignment of Purchase Option Agreement, (attached as exhibit 10-3 to Form 8-K filed on March 5, 2004) with Ken Swaisland, a majority stockholder of the registrant, for the option to purchase all the assets of Hunter Gold Mining Inc and Hunter Gold Mining Corporation including the Bates Hunter Mine and the Golden Gilpin Mill (collectively the "Bates-Hunter Mine"), which includes a dewatering plant, mining properties, claims, permits and all ancillary equipment free and clear of any and all financial liens or encumbrances, for a fixed price of $3,000,000 and a 1% net smelter royalty payable to Goldrush Casino and Mining Corporation. Mr. Swaisland is to receive $30,000 on signing of the assignment and conditional upon closing of the acquisition, a 2% net smelter return royalty and 2,000,000 share purchase warrants at a price equal to the 10 day trading average immediately prior to the formal closing of the acquisition. Accordingly, we are seeking to identify a suitable business opportunity in the resource sector or enter into a viable business combination able to provide positive cash flow.

Plan of Operation

We intend to acquire the Bates-Hunter Mine through an assignment of a purchase option agreement with Hunter Gold Mining Inc. and Hunter Gold Mining Corporation which owns a 100% interest in the Bates Hunter Mine, located in Central City, Colorado about 35 miles west of Denver.

In preparation for the acquisition, Mr. Glenn R. O'Gorman, P. Eng., a practicing mining engineer and miner since 1974, completed a preliminary assessment of the project. Mr. O'Gorman's report included a geological report (March, 1997) prepared by Stephen Tedesco, Geologist, which detailed and mapped the nine principle gold bearing veins underlying the Bates-Hunter property.

Subsequent to reviewing these preliminary findings, Mr. O'Gorman was engaged to prepare a more detailed Exploration and Development Plan for presentation to the vendors, brokers, dealers, marketing agencies, current stockholders and future stockholders. This Exploration and Development Plan was attached to a Form 8-K filed on March 5, 2004 as Exhibit 99.

Following receipt of Mr. O'Gorman's plan, we executed an amending letter agreement on March 30, 2004 with George Otten confirming certain amendments, additions and clarifications relative to the original option agreements between Hunter Gold Mining Corporation and Mr. Swaisland, namely:

  acceptance of Mr. O'Gorman's Exploration and Development Plan for the Bates-Hunter Project dated March 1, 2004 where we would fund and complete Phase I of that report to de-water and rehabilitate the mine shaft, map and sample all historical workings at an estimated cost of $500,000 by October 31, 2004. After dewatering and rehabilitation had been completed, we would undertake a diamond drilling work program at an estimated cost of $650,000 by June 30, 2005 to explore both above and underneath the old workings to pinpoint thick high grade areas at vein intersections and estimate ore reserves to decide if further expenditures are warranted. We reserved the right should the results of Phase 1 be unfavorable, to return the option and to complete the work programs by these specified dates or the agreements would become null and void.

   to prepare the formal closing agreements based on the purchase price of $3,000,000 for all of the assets of Hunter Gold Mining Corporation's wholly owned US subsidiary Hunter Gold Mining Inc. The formal agreements are to be based on an asset purchase rather than a stock purchase as contemplated in the original agreements, provided that there should be no withholding or transfer tax applicable to the said transaction, otherwise the transaction will revert to a stock purchase as originally contemplated.

   we agreed that a contract for the dewatering of the Bates-Hunter mine-shaft as recommended by Mr. O'Gorman will be entered into with a corporation controlled by George Otten. The general terms of the contract will call for Mr. Otten to organize and manage the dewatering of the mine shaft on a cost plus overhead basis. A formal contract encompassing the dewatering process is targeted for execution on or before April 15, 2004. Mr. O'Gorman will be retained to manage the contract and its related payments.

   the July 31, 2004 closing date as specified a January 31, 2004 extension agreement between Hunter Gold Mining Corporation and Mr. Swaisland has been extended. Formal closing of the purchase of the assets of the Hunter Gold Mining Corporation shall now occur within 90 days following the receipt of data from the underground drilling program recommended by Mr. O'Gorman, or September 30, 2005 whichever is earlier.

We are now exploring various financing options in order to fund the Phase 1 work program recommended by Mr. O'Gorman.

As we have yet to generate revenues from operating activities and there is a substantial going concern issue as to whether we will ever be able to meet our current operating and capital expenses. Since inception we have been dependent on the sale of our equity securities and loans from affiliates to satisfy our working capital requirements. We continue to have a working capital deficiency that raises substantial concern regarding our ability to continue as a going concern.

Satisfaction of our cash obligations for the next 12 months. Presently, we have no revenues and we cannot meet operating and capital expenses. We negotiated with certain of our creditors for the exchange of shares of our common stock for current debt held by those creditors. We converted the debt a per share price of $0.10. We have incurred operating losses since inception, and this is likely to continue into fiscal 2004. Once we locate a suitable business opportunity or business combination, we may seek to obtain equity and/or debt financing from third parties to facilitate and complete the acquisition of such a business opportunity or a suitable business combination. We may also issue shares of our common stock as consideration for the acquisition of a suitable business opportunity or a suitable business combination.

Summary of any product research and development that we will perform for the term of our plan of operation. We do not anticipate that we will expend any significant monies on research and development until such time as we have initiated a new business direction or the requirements for due diligence in that regard.

Expected purchase or sale of plant and significant equipment. We do not anticipate the purchase or sale of any plant or significant equipment, other than as specified in the acquisition of the Bates-Hunter mining operation, as such items are not required by us at this time or in the next 12 months.

Significant changes in the number of employees. We do not currently have any employees. We have key consultants on retainer including our president and the various professionals who are assisting us with our due diligence, securities compliance and accounting requirements. We anticipate hiring employees only if we identify and complete the acquisition of a business opportunity or enter into a business combination. Such employment may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we ultimately hire, if any.

Liquidity and Capital Resources

Since inception, we have financed our cash flow requirements through the issuance of common stock. As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of sales revenues. Additionally we anticipate obtaining additional financing to fund operations through common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

Over the next twelve months we believe that existing capital and anticipated funds from operations will be sufficient to sustain operations and planned expansion. However, in order to expand our business operations we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Personnel

We do not currently have any employees. We have key consultants on retainer to assist us in our transition from our former business, including our president and the various professionals who are assisting us with our due diligence review of the Bates-Hunter Project. If we acquire the Bates-Hunter Project, we will be required to hire additional employees to assist us following the closing.

Going Concern

The consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with production and marketing. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

ITEM 7. FINANCIAL STATEMENTS

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-20 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 8A. CONTROLS AND PROCEDURES

We are a development stage company with no revenues and during 2003 our officers and directors ad responsibility for our internal controls and procedures over our financial reporting.

We have implemented and maintain disclosure controls and procedures which consist of: the control environment, risk assessment, control activities, information and communication and monitoring. Our scope of internal control therefore extends to policies, plans procedures, processes, systems, activities, initiatives, and endeavors required of a company with our limited transactions, revenues, expenses, and operations. These controls and procedures are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect the controls subsequent to the date of the evaluation referenced below.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision of our officers and directors, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our officers and directors concluded that, given the Company's limited operations, our disclosure controls and procedures were effective.

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name and position of the executive officer and directors of the Company. Directors will be elected at our annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name	Age	Current Positions and Offices With Sun Power Corporation
Roland Vetter	52	President, Chief Financial Officer and Director
Andrew Schwab	53	Secretary and Director
Milton Datsopoulos	65	Director
Dana Hansen	45	Director
Carol O'Shea	47	Treasurer

Duties, Responsibilities and Experience

Roland Vetter, President, CFO and Director - Mr. Vetter is a Member of both the Canadian and South African Institute of Chartered Accountants who attended the University of the Witwatersrand in South Africa, where he obtained his Bachelor of Commerce and Bachelor of Accounting degrees. Mr. Vetter was the former Director of Group Financial Services for the Zimco Group, part of the New Mining Business Division of Anglo American Corporation (South Africa's largest conglomerate) and former Chairman of the Anglo American Audit Liaison Committee. Zimco comprised twelve distinct operations involved in mining and manufacturing with a turnover of $300 million per annum and net earnings of $10 million per annum. Since 1989, Mr. Vetter has held positions as the CFO and VP Finance & Admin. for Xenex Innovations Canada Ltd., listed on the TSX Venture Exchange, involved in the commercialization of new technology and more recently as the CEO and COO of Olim Software Development Co. and Milo 1 Software Solutions Ltd. and as a director of Dasek Securities Ltd. Olim had expertise in creating integrated web-databases and e-commerce solutions in the form of Oracle custom-built trading systems; Milo 1 provided Network security solutions for small to mid-sized operations; and Dasek is a Bermuda based internet security and database development company concentrating on network security and web application solutions development for the media relations departments of law enforcement, government and public company clients.

Andrew Schwab, Secretary and Director - Mr. Schwab obtained his Bachelor of Arts from the University of Montreal in 1972. Since 1992, he has provided independent marketing and business consulting services to several public and private companies. These services have focused on the development of joint ventures, the raising of equity, debt and other financings and the identification and development of new business opportunities.

Milton Datsopoulos, Director - Mr. Datsopoulos attended the University of Montana and earned a Bachelor of Arts degree with high honors in 1962 and a law degree with honors in 1965. In 1974, he and Ron MacDonald formed a general practice law firm now known as Datsopoulos, MacDonald & Lind, P.C., a multi-disciplinary firm of eleven attorneys with specialists in criminal, environmental, personal injury, business, railroad and family law. Mr. Datsopoulos is also involved with several local charitable organizations and youth causes, and is also a strong supporter of the University of Montana and is active in local and national politics. Mr. Datsopoulos is a member of the Montana Trial Lawyers Association (a former President and long time Director), the American Bar Association and the Association of Trial Lawyers of America.

Dana Hansen, Director - Mr. Hansen graduated Cum Laude with a Masters Degree in Organizational Behavior with a minor degree in Japanese from Brigham Young University. He has over 15 years of experience in the site selection, development, re-merchandising and leasing of approximately 15,000,000 square feet of super-regional malls and high-end specialty lifestyle centers in the United States. Mr. Hansen was formerly a Senior Vice President of leasing for Urban Shopping Centers, one of the largest REITs in the industry, based in Chicago. Additionally, he headed up the leasing and consulting for Urban's contract with the King Fahad Foundation of Rihyad, Saudi Arabia, a $400,000,000 mixed use project located in Saudi Arabia. He is currently President of the Aspen Grove Business Improvement District in Littleton, Colorado (an $11,000,000 special improvement district dedicated to the development of a 600,000 square foot mixed use project), a partner with Poag and McEwen Lifestyle Centers (the industry's largest developer of specialty, lifestyle shopping centers), and is President of the Family Time Foundation in Denver, a non profit corporation seeking to strengthen families. Mr. Hansen was one of three "Father of the Year" nominees in Illinois (1999) and is a volunteer in various civic, religious and arts programs in the Denver area.

Carol O'Shea - Ms. O'Shea has been in the accounting field for the past twenty-nine years, first working with the Department of Social Services in England, then after immigrating to Canada, as a controller and accounts manager for an automotive dealership, travel agencies, building and construction contractors and on behalf of several U.S. and Canadian publicly listed companies.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interest.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Cardinal Minerals, Inc. executive officers and directors, and persons who beneficially own more than ten percent of the Company's common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish Cardinal Minerals, Inc. with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to the Company and written representations from Company executive officers and directors, the Company believes that during the year ended 2003, the officers and directors did file all of their respective Section 16(a) reports on a timely basis.

Audit Committee

We do not have an Audit Committee, our board of directors during 2003, performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

  Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

  Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

  Compliance with applicable governmental laws, rules and regulations;

  The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

  Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Our decision to not adopt such a code of ethics results from our having only three officers and three directors operating as the management for the Company in 2003. We believe that as a result of the limited interaction which occurs having such a small management structure for the Company eliminates the current need for such a code, in that violations of such a code.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee at this time, however, our Board of Directors intend to continually evaluate the need for a Nominating Committee.

Stock Option Plan

Officers (including officers who are members of the board of directors), directors (other than members of the stock option committee to be established to administer the stock option plan and the directors' plan) and other employees and consultants and its subsidiaries (if established) will be eligible to receive options under the planned stock option plan. The committee will administer the stock option plan and will determine those persons to whom options will be granted, the number of options to be granted, the provisions applicable to each grant and the time periods during which the options may be exercised. No options may be granted more than ten years after the date of the adoption of the stock option plan.

Non-qualified stock options will be granted by the committee with an option price equal to the fair market value of the shares of common stock to which the non-qualified stock option relates on the date of grant. The committee may, in its discretion, determine to price the non-qualified option at a different price. In no event may the option price with respect to an incentive stock option granted under the stock option plan be less than the fair market value of such common stock to which the incentive stock option relates on the date the incentive stock option is granted.

Each option granted under the stock option plan will be exercisable for a term of not more than ten years after the date of grant. Certain other restrictions will apply in connection with this plan when some awards may be exercised. In the event of a change of control (as defined in the stock option plan), the date on which all options outstanding under the stock option plan may first be exercised will be accelerated. Generally, all options terminate 90 days after a change of control.

Option Grants

The board of directors adopted a 2002/2003 stock option plan pursuant to which incentive stock options or nonstatutory stock options to purchase up to 3,000,000 shares of common stock may be granted to employees, directors and consultants. Pursuant to the plan, stock options were granted as follows (pre-reverse split):

Date Granted	Exercise Price Per Share	Number of Shares

September 24, 2001
Granted	$1.70	1,330,000
Exercised	Nil	Nil
Cancelled	$1.70	400,000

January 20, 2003
Granted	$0.50	750,000
Exercised	Nil	Nil
Cancelled	Nil	Nil

Total outstanding		1,680,000

ITEM 10. EXECUTIVE COMPENSATION

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person associated with the Company which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Executive Compensation

The following table sets forth the cash compensation of the Company's newly elected executive officers and directors during of the years 2001, 2002 and 2003. The remuneration described in the table represents compensation received from Hesperia Truss and does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of the Company's business. The value of such benefits cannot be precisely determined, but the executive officers named below did not receive other compensation in excess of the lesser of $50,000 or 10% of such officer's cash compensation.

Summary Compensation Table (Pre-consolidation)

		Annual Compensation				Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation (Consulting)	Restricted Stock	Options	Others
Roland Vetter	2003 (1)	0	$25,000	$67,000	678,273	0	0
President, CFO	2002 (2)	0	0	$20,000	200,000	0	0
	2001	0	0	0	0	0	0

Andrew Schwab	2003 (3)	0	$25,000	$80,000	1,150,000	400,000	0
Secretary and Director	2002 (4)	0	0	$88,000	500,000	0	0
	2001 (5)		0	$60,000	0	150,000	0

Carol O'Shea	2003 (6)	0	$25,000	$22,000	470,000	50,000	0
Treasurer	2002 (7)	0	0	$30,000	0	0	0
	2001 (8)	0	0	$6,394	0	15,000	0

Dana Hansen	2003 (9)		$25,000	0	250,000	150,000	0
Director	2002		0	0	0	0	0
	2001		0	0	0	0	0

Milton Datsopoulos	2003 (10)		$50,000	0	1,012,500	150,000	0
Director	2002		0	0	0	0	0
	2001		0	0	0	0	0

  Our company entered into a consulting agreement with Mr. Vetter, our President and CFO, on April 30, 2003 for a period of 12 months at a rate of $7,000 per month. During 2003, Mr. Vetter was awarded a bonus of $25,000 which was included within a debt settlement agreement which issued to Mr. Vetter 678,273 common shares (pre-consolidation) at $0.10 per share in settlement of an aggregate debt of $67,827.33

  Mr. Vetter provided consulting services to our company in 2002 valued at $20,000 and paid for through the issuance of 200,000 shares (pre-consolidation) at $0.10 per share.

  Mr. Schwab was paid pursuant to a consulting agreement dated April 24, 2002, between our company and A. Schwab & Associates Inc., ("AS&A") a company owned by Mr. Schwab, for an aggregate fee of $8,000 per month of which $4,000 per month was to be deferred, until April, 2003, whereupon the rate was reduced to $6000 per month. Mr. Schwab was awarded a bonus of $25,000 which was included with the consulting fee in a debt settlement agreement which then issued to AS&A 1,150,000 common shares (pre-consolidation) at $0.10 per share in settlement of an aggregate debt of $115,000. On January 20, 2003, Mr. Schwab was granted options to purchase 400,000 common shares (pre-consolidation) in the capital of our company. The options vest six months from the date of grant, are exercisable at a price of $0.50 (pre-consolidation) per share and expire on January 19, 2006.

  Mr. Schwab was paid pursuant to a consulting agreement dated April 24, 2002, between our company and AS&A for an aggregate fee of $8,000 per month of which $50,000 was included within a debt settlement agreement for 500,000 common shares (pre-consolidation) at $0.10 per share.

  Mr. Schwab was paid pursuant to a consulting agreement dated April 23, 2001, between our company and AS&A for a fee of $4,000 per month. On September 24, 2001, the consulting agreement was amended to increase the fees payable to $5,000 per month. On September 24, 2001, Mr. Schwab was granted options to purchase 150,000 common shares (pre-consolidation) in the capital of our company. The options vest six months from the date of grant, are exercisable at a price of $1.70 per share (pre-consolidation) and expire on September 24, 2006.

  Ms. O'Shea, our Treasurer, is paid the approximate sum of $1,500 per month. Ms. O'Shea was awarded a bonus during 2003 of $25,000 which together with her consulting fee, was included within a debt settlement agreement in exchange for 470,000 common shares (pre-consolidation) at $0.10 per share. On January 20, 2003, Ms. O'Shea was granted options to purchase 50,000 common shares (pre-consolidation) in the capital of our company. The options vest six months from the date of grant, are exercisable at a price of $0.50 (pre-consolidation) per share and expire on January 19, 2006.

  Ms. O'Shea received the approximate sum of $2,500 per month as the company's bookkeeper and Treasurer during 2002.

  Ms. O'Shea received $6,394 in respect of bookkeeping services for our company and on September 24, 2001, Ms. O'Shea was granted options to purchase 15,000 common shares (pre-consolidation) in the capital of our company. The options vest six months from the date of grant, are exercisable at a price of $1.70 per share (pre-consolidation) and expire on September 24, 2006.

  Mr. Hansen received a bonus of $25,000 during 2003 which was included within a debt settlement agreement which then issued to Mr. Hansen 250,000 common shares (pre-consolidation) at $0.10 per share. On January 20, 2003, Mr Hansen was granted options to purchase 150,000 common shares (pre-consolidation) in the capital of our company. The options vest six months from the date of grant, are exercisable at a price of $0.50 (pre-consolidation) per share and expire on January 19, 2006.

   Mr. Datsopoulos received a bonus of $50,000 during 2003 and in addition, was repaid for cash loans he had advanced to the company in the aggregate amount of $51,250. which was included within a debt settlement agreement which then issued to Mr. Datsopoulos 1,012,500 common shares (pre-consolidation) at $0.10 per share. On January 20, 2003, Mr. Datsopoulos was granted options to purchase 150,000 common shares (pre-consolidation) in the capital of our company. The options vest six months from the date of grant, are exercisable at a price of $0.50 (pre-consolidation) per share and expire on January 19, 2006.

EXECUTIVE OFFICER/DIRECTOR OPTION GRANTS IN LAST FISCAL YEAR

Name	Number of securities underlying options granted	Percent of total options granted to employees in fiscal year	Exercise or base price ($/Share)	Expiration Date
Milton Datsopoulos	150,000	20%	$0.50	January 19, 2006
Dana Hansen	150,000	20%	$0.50	January 19, 2006
Carol O'Shea	50,000	6.6%	$0.50	January 19, 2006
Andrew Schwab	400,000	53.3%	$0.50	January 19, 2006

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND

FISCAL YEAR-END OPTION VALUES

Name	Shares acquired on exercise (#)	Value Realized ($)	Number of Securities underlying unexercised options at fiscal year-end	Value of unexercised options at fiscal year-end
Nil	Nil	Nil	Nil	Nil

Compensation Committee

We currently do not have a compensation committee of the board of directors. However, the board of directors intends to establish a compensation committee, which is expected to consist of three inside directors and two independent members. Until a formal committee is established, our entire board of directors will review all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation and loans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information, to the best of the Company's knowledge, about the beneficial ownership of its common stock on December 31, 2003 relating to the beneficial ownership of the Company's common stock by those persons known to beneficially own more than 5% of the Company's capital stock and by its directors and executive officers. The percentage of beneficial ownership for the following table is based on 63,650,743 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name of Beneficial Holder (1)	Number of Shares	Percent Of Class (2)
Roland Vetter-CFO and President	878,273	1.37%
Andrew Schwab - Secretary and Director	1,650,000	2.58%
Carol O'Shea - Treasurer	470,000	0.73%
Dana Hansen - Director	250,000	0.39%
Milton Datsopoulos - Director	1,112,500	1.74%
Richard Bullock	5,828,082	9.30%
EH&P Investments AG	4,500,000	7.04%
Paramount Trading Company Inc.	4,500,000	7.04%
Ken Swaisland (3)	21,479,759	33.59%
The Nimach Trust	4,681,669	7.32%
All Directors & Officers as a Group	4,360,773	6.81%

  As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date. Address for the persons listed in the table is care of the Company.

  Figures are rounded to the nearest percentage.

  3,000,000 of the shares beneficially owned by Mr. Swaisland are registered in the name of Avion Holdings Inc., a company controlled by Mr. Swaisland. 1,979,759 of the shares beneficially owned by Mr. Swaisland are registered in the name of Samarac Corporation Ltd., a company controlled by Mr. Swaisland, who holds 8,500,000 shares directly in his name. An additional 8,000,000 shares are registered in the name of Jacqueline Swaisland, Mr. Swaisland's wife.

Securities authorized for issuance under equity compensation plans.

We currently do not have any compensation plans under which our equity securities are authorized for issuance.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans from Related Party

On January 9, 2002, the Board approved the conversion of a loan of $1,554,562 from Richard Bullock into 1,554,562 Series C convertible preferred shares having a stated value of $1.00 per share. The preference shares have no voting rights and receive no dividends. On December 28, 2003 we agreed to issue to Mr. Bullock or his assign that number of common shares at a ratio of two common shares of the Company for each of one Series C Preferred Share, subject to the acceptance and completion of a 3:1 consolidation of our common shares as was then proposed for the AGM to be held on December 29, 2003. As the reverse split has been approved, we anticipate the return to our Company of the Series C Preferred in 2004.

On November 21, 2003 the Company entered into a debt settlement agreement with Mr. Bullock in the aggregate sum of $563,308.23 through the issuance of 5,633,082 common shares (pre-consolidation) at $0.10 per share.

On January 26, 2004, we executed an Assignment of Purchase Option Agreement, (attached as exhibit 10-3 to Form 8-K filed on March 5, 2004) with Ken Swaisland, a majority stockholder of the registrant, for the option to purchase all the assets of Hunter Gold Mining Inc and Hunter Gold Mining Corporation including the Bates Hunter Mine and the Golden Gilpin Mill (collectively the "Bates-Hunter Mine"), which includes a dewatering plant, mining properties, claims, permits and all ancillary equipment free and clear of any and all financial liens or encumbrances, for a fixed price of $3,000,000 and a 1% net smelter royalty payable to Goldrush Casino and Mining Corporation. Mr. Swaisland is to receive $30,000 on signing of the assignment and conditional upon closing of the acquisition, a 2% net smelter return royalty and 2,000,000 share purchase warrants at a price equal to the 10 day trading average immediately prior to the formal closing of the acquisition. Accordingly, we are seeking to identify a suitable business opportunity in the resource sector or enter into a viable business combination able to provide positive cash flow.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Documents filed as part of this Report

1.    Financial Statements:

A.    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Independent Auditors Report                                       F-1

2.     Financial Statements:

Balance Sheet                                                           F-2

Statement of Operation                                             F-3

Statement of Changes in Stockholders'                      F-4

Statement of Cash Flows                                          F-5

Notes to Consolidated Financial Statements   F-6 - F-20

2.    During the fiscal year December 31, 2003 the Company filed the following 8-Ks.

a)    Form 8-K filed on August 1, 2003-Corporate Profile on Minera Real de Cosala and its La Verde silver-copper mine

b)    Form 8-K filed on October 17, 2003 - Expiration of option to purchase La Verde Silver Mine

3.    Subsequent to the end of the fiscal year, the Company filed the following reports on Form 8-K

a)    Form 8-K filed on January 27, 2004 - Stockholders meeting

b)    Form 8-K filed on March 5, 2004 - Assignment of Purchase Option to purchase Bates-Hunter Gold Project.

4. Exhibits

(2)	Plan of purchase, sale, reorganization, arrangement, liquidation or succession
2.1

Plan and Agreement of Reorganization, dated November 2, 1998, between Hyaton and Kafus Environmental Industries Ltd. (incorporated by reference from our Registration Statement on Form 10-SB on October 28, 1999).

(3)i	Articles of Incorporation
(a)	Amended and Restated Articles of Incorporation, filed April 30, 1999 (incorporated by reference from our Registration Statement on form 10-SB filed on October 28, 1999).
(b)	Certificate of Amendment to Articles of Incorporation, filed October 20, 1999 (incorporated by reference from our Registration Statement on Form 10-SB filed on October 28, 1999).
(c)	Certificate of Amendment to Articles of Incorporation, filed November 1, 2001 (incorporated by reference from our Form 10-QSB filed on November 14, 2001).
(d)	Certificate of Amendment to Articles of Incorporation, dated December 30, 2003 (incorporated by reference from our Form 8-K filed on January 27, 2004
(3)ii	Bylaws
3.2	Amended and Restated Bylaws (incorporated by reference from our Registration Statement on Form 10-SB filed on October 28, 1999).
(10)	Material Contracts
10-1	Letter Agreement between Sun Power Corporation and Victor Cardenas dated January 3, 2003 (incorporated by reference from our Form 10-KSB filed on April 15, 2003).
10-2	Advisory Agreement between Sun Power Corporation and Thurn & Taxis Capital Management AG dated January 22, 2003. (incorporated by reference from our Form 10-KSB filed on April 15, 2003).
10-3	Letter Agreement between and Ken Swaisland and Hunter Gold Mine Corporation (incorporated by reference from our Form 8-K filed on March 5, 2004).
10-4	Extension of the Letter Agreement between and Ken Swaisland and Hunter Gold Mine Corporation (incorporated by reference from our Form 8-K filed on March 5, 2004).
10-5	Assign of Purchase Option Agreement between and Ken Swaisland and Hunter Gold Mine Corporation (incorporated by reference from our Form 8-K filed on March 5, 2004).
10-6*	Extension of Letter Agreement between and Cardinal Minerals and Hunter Gold Mine Corporation.
(99)	Additional Exhibits
31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

*Filed Herewith

______

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by KPMG LLP for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2003 and 2002 were $15,375 and $18,000 respectively.

(2) AUDIT-RELATED FEES

NONE

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL MINERALS, INC.

(Registrant)

By:/s/ Roland Vetter

Roland Vetter, President, CFO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Roland Vetter	President, CFO and Director	April 14, 2004
Roland Vetter

/s/ Andrew Schwab	Secretary	April 14, 2004
Andrew Schwab

/s/ Carol O'Shea	Treasurer	April 14, 2004
Carol O'Shea

/s/ Dana Hansen	Director	April 14, 2004
Dana Hansen

/s/ Milton Datsopoulos	Director	April 14, 2004
Milton Datsopoulos

Auditors' Report

To the Shareholders and Board of Directors

Cardinal Minerals Inc. (formerly Sun Power Corporation)

We have audited the consolidated balance sheets of Cardinal Minerals Inc. (formerly Sun Power Corporation) (a development stage enterprise) as at December 31, 2003 and 2002, and the related consolidated statements of operations and deficit and cash flows for the years ended December 31, 2003 and 2002 and the period from inception on November 24, 1994 to December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and the period from inception on November 24, 1994 to December 31, 2003 in accordance with accounting principles generally accepted in the United States of America.

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

(signed) "KPMG LLP"

Chartered Accountants

Vancouver, Canada

March 19, 2004

Cardinal Minerals Inc.

(Formerly Sun Power Corporation)

(A Development Stage Enterprise)

Consolidated Balance Sheets

(Expressed in United States dollars)

December 31, 2003 and 2002

	2003	2002
Assets
Current assets:

Cash	$ 687	$ 14
Accounts receivable and other	-	100
Prepaids and deposits	-	8,009
Total current assets	687	8,123

Investment	1	1

Fixed assets	12,351	17,644

Deferred financing costs	-	17,433
Total assets	$ 13,039	$ 43,201

Liabilities and Stockholders' Deficiency

Current liabilities
Accounts payable and accrued liabilities	$ 144,610	$ 238,604
Promissory note	10,000	30,000
Loans from related party	-	145,722
	154,610	414,326

Accounts payable to be settled by common shares (note 8(d))	-	450,054

Loans to be settled by common shares	-	1,350,050

Stockholders' deficiency:
Capital stock:
Authorized:
100,000,000 common shares with a par value of $0.03
25,000,000 preference shares with a par value of $0.01
Issued:
21,316,914 common shares (2002 - 10,560,333)	639,507	316,810
1,554,562 preference shares (note 7(a))	1,554,562	1,554,562
Issuable common shares (note 1)	-	250,000
Additional paid-in capital (note 8(a))	4,190,135	1,135,857
Deficit accumulated during the development stage	(6,525,775)	(5,428,458)
Total stockholders' deficiency	(141,571)	(2,171,229)
Total liabilities and stockholders' deficiency	$ 13,039	$ 43,201

Subsequent event (notes 1, 7(a) and 8)

See accompanying notes to consolidated financial statements.

Cardinal Minerals Inc.

(Formerly Sun Power Corporation)

(A Development Stage Enterprise)

Consolidated Statements of Operations and Deficit

(Expressed in United States dollars)

	Year ended December 31, 2003	Year ended December 31, 2002	Period from inception on November 24, 1994 to December 31, 2003

Revenue	$ -	$ 223	$ 88,357

Expenses:
Management and consulting fees with related parties, including stock-based compensation of nil (2002 - $199,311)	467,769	639,411	2,343,120
Professional fees	195,270	201,222	763,920
Product research and development costs	-	324,871	732,325
Administrative and other expenses	58,066	342,905	909,886
Interest	225,427	297,862	523,289
Corporate development	120,491	203,100	323,591
Mineral property option payments (note 1)	25,000	250,000	275,000
Amortization	5,294	17,603	25,950
	1,097,317	2,276,974	5,897,081

Loss before undernoted	(1,097,317)	(2,276,751)	(5,808,724)

Loss on disposal of Camden-Agro Systems Inc.	-	-	(244,536)
Gain on disposal of Renewable Energy Corp.	-	162,900	162,900
Gain on disposal of Sunspring, Inc.	-	62,494	62,494

Loss for the period	(1,097,317)	(2,051,357)	(5,827,866)

Deficit accumulated during the development stage, beginning of period	(5,428,458)	(3,167,407)	-

Charge to deficit	-	-	(488,215)

Deemed dividend on preferred stock (note 8(e))	-	(209,694)	(209,694)

Deficit accumulated during the development stage, end of period	$ (6,525,775)	$ (5,428,458)	$ (6,525,775)

Basic and diluted loss per share	$ (0.10)	$ (0.19)	$ (0.73)

Weighted average number of shares outstanding	11,232,942	10,534,968	8,291,999

See accompanying notes to consolidated financial statements.

Cardinal Minerals Inc.

(Formerly Sun Power Corporation)

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in United States dollars)

	Year ended December 31, 2003	Year ended December 31, 2002	Period from inception on November 24, 1994 to December 31, 2003

Continuing operations:
Loss for the period	$ (1,097,317)	$ (2,051,357)	$ (5,827,866)
Items not involving the use of cash:
Amortization	5,293	17,603	25,949
Stock-based compensation	-	199,311	826,726
Shares issued as a financing fee	-	-	5,000
Mineral property option payment	25,000	250,000	275,000
Loss on disposal of Camden Agro-Systems Inc.	-	-	244,536
Gain on disposal of Renewable Energy Corp.	-	(162,900)	(162,900)
Gain on disposal of Sunspring, Inc.	-	(62,494)	(62,494)
Amortization of deferred charges classified in interest expense	17,433	95,333	112,766
Changes in non-cash operating working capital:
Accounts receivable and other	100	25,000	9,193
Prepaids and deposits	8,009	11,277	-
Accounts payable and accrued liabilities	1,032,155	586,400	1,852,399
	(9,327)	(1,091,827)	(2,701,691)

Investments:
Expenditures on fixed assets and patents	-	(43,484)	(47,341)
Reduction in cash on disposal of Camden Agro-Systems Inc.	-	-	(208)
Cash of acquired business	-	-	107,568
Reduction in cash on disposal of Sunspring, Inc.	-	(5,854)	(5,854)
Reduction in cash on disposal of Renewable Energy Corp.	-	(7,001)	(7,001)
Advances to Sunspring and REC prior to acquisitions	-	-	(175,000)
	-	(56,339)	(127,836)

Financing:
Promissory note	10,000	30,000	40,000
Issuance of common shares for cash	-	100,000	100,657
Loans (including accrued interest)	-	800,350	2,670,111
	10,000	930,350	2,810,768

Effect of exchange rate changes on foreign currency cash balances	-	-	19,432

Increase (decrease) in cash	673	(217,816)	673
Cash, beginning of period	14	217,830	14

Cash, end of period	$ 687	$ 14	$ 687

See accompanying notes to consolidated financial statements.

Cardinal Minerals Inc.

(Formerly Sun Power Corporation)

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows, Continued

(Unaudited)

(Expressed in United States dollars)

	Year ended December 31, 2003	Year ended December 31, 2002	Period from inception on November 24, 1994 to December 31, 2003

Supplementary information:
Interest paid	-	-	-
Income taxes paid	-	-	-
Non-cash transactions:
Deferred finance costs funded by loans to related parties	-	112,766	112,766
Issuance of common shares:
On acquisitions	-	-	310,950
In settlement of obligations	3,126,975	59,750	3,186,725
Mineral property	25,000	250,000	275,000
Issuance of preference shares:
On acquisitions	-	-	160,000
In settlement of shareholder loan	-	1,554,562	1,554,562

See accompanying notes to consolidated financial statements.

Cardinal Minerals Inc.

(Formerly Sun Power Corporation)

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2003 and 2002

Period from inception on November 24, 1994 to December 31, 2003

1.    Nature and continuance of operations:

Cardinal Minerals Inc. (the "Company"), formerly Sun Power Corporation, was incorporated pursuant to the laws of the State of Nevada on August 20, 1996. The change of the Company's name to Cardinal Minerals Inc. was approved by its shareholders at a meeting held on December 29, 2003. It is listed on the National Association of Securities Dealers Over-The-Counter Bulletin Board under the symbol "CDIN". Subsequent to December 31, 2003, the Company consolidated its common share capital on a 1 for 3 basis. All common share and per share information presented in these financial statements has been retroactively restated to reflect this share consolidation.

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

Cardinal Minerals Inc.

(Formerly Sun Power Corporation)

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2003 and 2002

Period from inception on November 24, 1994 to December 31, 2003

The terms of the Assignment of Purchase Option Agreement required the Company to pay within ten days after the execution of the Agreement the sum of $250,000, payable in 333,333 restricted common shares at a deemed value of $0.75 per common share. These shares had not been issued at December 31, 2002 but were issued in February 2003 and are reflected at their fair value at the Agreement date as issuable common shares in stockholders' deficiency at December 31, 2002.

On October 15, 2003, the option to purchase the shares of Minera Real expired unexercised.

On January 26, 2004, the Company announced that it has acquired an assignment of an option to purchase all of the outstanding issued and common shares of Hunter Gold Mining Corp., a Canadian corporation, which through its wholly owned US subsidiary, Hunter Gold Mining Inc., owns a 100% interest in the Bates-Hunter Gold Mine and the Golden Gilpin Mill (the "Properties") located in Central City, Colorado. This option to purchase was assigned to the Company by a significant shareholder of the Company. Under the terms of the assigned option, Cardinal has until July 31, 2004 to complete its due diligence and close on the acquisition of the Properties by way of a payment of $3,000,000 plus the payment of a one percent net smelter return royalty payable to Goldrush Casino and Mining Corporation to a maximum of $1,500,000. Immediately upon the execution and closing of the formal agreement to acquire the Properties, the Company agreed to issue to the shareholder 2,000,000 share purchase warrants exercisable into unregistered, restricted common shares having an exercise price equal to the 10 day average trading price of Company's common shares immediately prior to the closing of the formal agreement. The Company also agreed to pay the shareholder $30,000 on assignment of the option.

Completion of this acquisition is subject to the satisfactory completion of due diligence and financing.

(a)    Future operations:

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses and has not generated profitable operations since inception. In addition, at December 31, 2003 the Company has a working capital deficiency of $153,923 and a stockholders' deficiency of $141,571.

Cardinal Minerals Inc.

(Formerly Sun Power Corporation)

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2003 and 2002

Period from inception on November 24, 1994 to December 31, 2003

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

(b)    Development stage enterprise:

For U.S. accounting purposes the Company is considered to be a development stage enterprise from inception on November 24, 1994 to December 31, 2003 as its efforts have been and continue to be primarily directed towards the development of new products. The identification of an entity as a development stage enterprise does not impact the measurement and recognition principles applied in these consolidated financial statements but does require the disclosure of specified cumulative from inception and other information.

Cardinal Minerals Inc.

(Formerly Sun Power Corporation)

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2003 and 2002

Period from inception on November 24, 1994 to December 31, 2003

2.    Significant accounting policies:

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

(a)    Principles of presentation:

These consolidated financial statements include the accounts of Cardinal Minerals Inc. ("Sun Power" or the "Company") and its wholly owned subsidiaries, Sunspring, Inc. ("Sunspring") (note 3) and Renewable Energy Corp. ("REC") (note 4), from their respective date of acquisition to their respective dates of disposition. All material intercompany balances and transactions have been eliminated.

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

Cardinal Minerals Inc.

(Formerly Sun Power Corporation)

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2003 and 2002

Period from inception on November 24, 1994 to December 31, 2003

(c)    Impairment of long-lived assets and long-lived assets to be disposed of:

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

(d)    Deferred financing costs:

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

Cardinal Minerals Inc.

(Formerly Sun Power Corporation)

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2003 and 2002

Period from inception on November 24, 1994 to December 31, 2003

Set out below is loss and loss per share information as if the Company had determined compensation expense based on the fair value at the grant date for its employee stock options:

	2003	2002

Loss for the year:
As reported	$ (1,097,317)	$ (2,051,357)
Pro forma	(1,097,317)	(2,306,836)

Basic and diluted loss per share:
As reported	$ (0.10)	$ (0.19)
Pro forma	(0.10)	(0.22)

The fair value of stock options granted during 2001 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, risk-free interest rate of 4.74%, an expected life equal to their maximum term, and a volatility of 59.6%. No option agreements were entered into with employees in 2002 or 2003.

(h)    Income taxes:

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

Cardinal Minerals Inc.

(Formerly Sun Power Corporation)

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2003 and 2002

Period from inception on November 24, 1994 to December 31, 2003

(i)    Loss per share:

Loss per share is calculated using the weighted average number of shares outstanding during the fiscal period. This average includes as outstanding common shares, shares issued in a reporting period from the date of their issuance. Diluted per share amounts do not differ from basic per share amounts as the effect of stock options outstanding during the periods presented is anti-dilutive.

3.    Acquisition and disposition of Sunspring, Inc.:

Pursuant to an Agreement and Plan of Share Exchange between Solar Energy Limited ("Solar") (the parent company of Sunspring), Sunspring and the Company, dated September 4, 2001, in consideration for acquiring all of Sunspring's issued and outstanding shares, the Company issued 666,667 common shares and 8,000,000 preference shares to Solar.

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

In accordance with the terms of the Sunspring Agreement and Plan of Share Exchange, on November 20, 2002, Solar Energy Limited exercised their right to exchange their 8,000,000 shares of the Company Series A Preferred Stock for the return of all of the issued and outstanding shares of Sunspring.

The net assets of Sunspring at the date of the disposition is summarized as follows:

Cardinal Minerals Inc.

(Formerly Sun Power Corporation)

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2003 and 2002

Period from inception on November 24, 1994 to December 31, 2003

Current assets	$ 7,001
Advances	219,941
Non-current assets	44,373
271,315

Current liabilities	253,809
Net asset	17,506
Value assigned to Series A preferred stock returned	80,000
Gain on disposal of Sunspring	$ 62,494

4.    Acquisition of Renewable Energy Corp.:

Pursuant to an Agreement and Plan of Share Exchange between Renewable Energy Limited ("REL") (the parent company of REC), REC and the Company, dated October 19, 2001, in consideration for acquiring all of REC's issued and outstanding shares, the Company issued 666,667 common shares and 8,000,000 preference shares to REL.

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

In accordance with the terms of the REC Agreement and the Plan of Share Exchange, on November 20, 2002, Solar Energy Limited exercised their right to exchange their 8,000,000 shares of the Company's Series B Preferred Stock for the return of all of the issued and outstanding shares of REC.

Cardinal Minerals Inc.

(Formerly Sun Power Corporation)

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2003 and 2002

Period from inception on November 24, 1994 to December 31, 2003

The net assets of REC at the date of the disposition is summarized as follows:

Current assets	$ 5,854
Advances	176,780
Non-current assets	17,056
199,690

Current liabilities	282,590

Net asset deficiency	82,900
Value assigned to Series B preferred stock returned	80,000

Gain on disposal of REC	$ 162,900

5.    Acquisition and disposition of Camden Agro-Systems Inc.:

CASI was incorporated under the Ontario Business Corporations Act (1982) on November 24, 1994 to carry on the business of management consulting and product development.

Pursuant to the Plan and Agreement of Reorganization dated November 2, 1998, the Company issued 6,666,667 common shares from treasury for 9,000 issued and outstanding common shares of CASI representing a 90% holding in CASI. In addition, the agreement provided for the issuance of additional shares of the Company to the vendor of the 9,000 common shares of CASI at a rate of 0.3333 common shares for every $0.20 of earnings before interest, tax, amortization and depreciation of CASI for the period from November 2, 1998 to the earlier of November 2, 2000 or 18 months from the commencement of commercial operations. No additional shares were issued related to either the performance or indemnification clauses. Related to the agreement, 166,667 common shares of the Company were issued to Securities Trading Services Inc., an unrelated party, as a financing fee.

Cardinal Minerals Inc.

(Formerly Sun Power Corporation)

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2003 and 2002

Period from inception on November 24, 1994 to December 31, 2003

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

The Company entered into a letter agreement dated February 12, 2001 related to the sale of all of its interests in CASI in exchange for $100 cash and 1,000 preferred shares of CASI which are redeemable at $1,000 per share. The redemption price and any dividends declared will be paid by CASI only if CASI is successful in selling fertilizer and plant growth products under its pending patents. For each ton of product sold or licensed by CASI, CASI will pay $1 toward redemption of a preference share and $0.34 toward payment of outstanding dividends on the preferred shares. Once $1,000,000 has been paid by CASI towards redemption of the preferred shares, the preferred shares will be fully redeemed and cancelled. Once redeemed, the preferred share dividend will convert to a royalty of $1 per ton of product sold by CASI. The preferred shares will be subordinated to bank debt which CASI will require in order to build its North Carolina plant. To December 31, 2003, no proceeds have been recorded from CASI.

6.    Fixed assets:

2003	Cost	Accumulated amortization	Net book value

Computer equipment	$21,964	$9,613	$12,351

2002	Cost	Accumulated amortization	Net book value

Computer equipment	$21,964	$4,320	$17,644

Cardinal Minerals Inc.

(Formerly Sun Power Corporation)

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2003 and 2002

Period from inception on November 24, 1994 to December 31, 2003

7.    Loans payable and related party transactions and balances:

(a)    Euro Group loans:

In January 2003, the Company entered an agreement to issue 1,800,068 common shares to settle a loan in the amount of $1,350,050. As these liabilities were to be settled by equity instruments, they were classified outside of current liabilities for financial reporting purposes at December 31, 2002.

(b)    Loan from related party:

On January 9, 2002, the Board approved the conversion of loan of $1,554,562 from Mr. Bullock into 1,554,562 Series C convertible preferred shares have a stated value of $1 per share. See also note 8(e). The preference shares have no voting rights and receive no dividends.

(c)    Accounts payable:

Included in accounts payable is $12,591 (2002 - $188,900) payable to private companies controlled by significant shareholders of the Company.

(d)    Fees:

The Company has been charged administrative, management and consulting fees aggregating $419,100 (year ended December 31, 2002 - $159,000) by certain officers, directors and private companies controlled by them.

8.    Capital stock:

As disclosed in note 1(a), subsequent to December 31, 2003 the Company consolidated its common share capital on a 1 for 3 basis. All common share and per share information presented in these financial statements have been retroactively restated to reflect this share consolidation.

Cardinal Minerals Inc.

(Formerly Sun Power Corporation)

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2003 and 2002

Period from inception on November 24, 1994 to December 31, 2003

(a)    Issued:
	Number of shares	Value per share	Share capital	Additional paid-in capital
Issued for cash at inception, November 24, 1994	333	$1,973	$ 657	$ -

Issued and outstanding at all period ends prior to September 30, 1998	333		657	-
Issued during the year ended December 31, 1998:
For investment in CASI	9,019,333	0.03	270,590	-
For financing fee	166,667	0.03	5,000	-

Issued and outstanding, December 31, 1998	9,186,333		276,247	-
Adjustments resulting in an increase in additional paid-in capital:
Shares cancelled	(1,000)	0.03	(30)	687
Authorized par value change	-		(657)	-
Stock based compensation options	-		-	222,500

Issued and outstanding, December 31, 1999 and 2000	9,185,333		275,560	223,187
Issued during the year ended December 31, 2001:
For investment in REC (note 4)	666,667	0.03	20,000	-
For investment in Sunspring (note 3)	666,667	0.03	20,000	-
For stock based compensation (note 8(c))	-		-	270,000
Stock based compensation options	-		-	75,165

Issued and outstanding, December 31, 2001	10,518,667		315,560	568,352
Issued during the year ended December 31, 2002:
For cash	33,333	0.03	1,000	99,000
In settlement of obligation	8,333	7.17	250	59,500
Stock-based compensation options	-		-	199,311
Deemed dividend on preferred stock	-		-	209,694

Issued and outstanding, December 31, 2002, carried forward	10,560,333		$316,810	$1,135,857
Issued and outstanding, December 31, 2002, brought forward	10,560,333		316,810	1,135,857
Issued during the year ended December 31, 2003:
For mineral property	333,333	0.75	10,000	240,000
In settlement of obligations	10,423,248	0.30	312,697	2,814,278
Issued and outstanding, December 31, 2003	21,316,914		$ 639,507	$ 4,190,135

Cardinal Minerals Inc.

(Formerly Sun Power Corporation)

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2003 and 2002

Period from inception on November 24, 1994 to December 31, 2003

(b)    Options:

(i)    2001 Stock Option Plan:

On September 24, 2001, the directors of the Company approved the "2001 Stock Option Plan" (the "Plan"). Generally, the Plan provides for the granting of options to employees, officers, directors, and consultants of the Company. On September 24, 2001, the Company's directors approved the grant of 443,333 stock options having an exercise price of $5.10 each and an expiry date of September 24, 2006 to employees, officers, directors and consultants. These options vest as to 25% per annum on each of the first through fourth anniversary of grant in accordance with the Company's stock option plan as may be amended from time to time. No options have been exercised, cancelled or forfeited to December 31, 2001. No options were granted under the Plan in 2002.

Of the options granted, 260,000 were to consultants or for consulting services. The fair value of these options for which services have been provided of $199,311 has been recorded as an expense in the year ended December 31, 2002.

(ii)    2002 Stock Option Plan:

On March 28, 2002, the directors of the Company approved the "2002 Stock Option Plan" (the "2002 Plan"). Generally the 2002 Plan provides for the granting of options to employees, officers, directors and consultants of the Company. The 2002 Plan is authorized to grant options to acquire up to a total of 1,666,667 common shares provided that at no time shall the total number of common shares issuable upon exercise of all outstanding options exceed 30% of the issued and outstanding shares of the Company. These options vest as to 25% per annum on each of the first through fourth anniversary of grant in accordance with the 2002 Plan as may be amended from time to time. No option agreements have been entered into under the 2002 Plan to December 31, 2003.

Cardinal Minerals Inc.

(Formerly Sun Power Corporation)

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2003 and 2002

Period from inception on November 24, 1994 to December 31, 2003

(c)    Issuance of shares for non-monetary consideration:

Shares issued to consultants for services rendered (including shares transferred by a principal shareholder), settlement of debt and the acquisition of assets or businesses are recorded based upon the fair market value of the shares at the date of the related agreements to issue the shares.

(d)    Commitments to issue common shares:

In January 2003, the Company entered into agreements to issue 600,072 common shares to settle accounts payable aggregating $450,054. As these liabilities were to be settled by equity instruments, they have been classified outside of current liabilities for financial reporting purposes at December 31, 2002.

(e)    Preferred stock offerings:

As the Preferred stock was issued in settlement of an outstanding loan (note 7(b)) at a conversion price that was less than the market price of the Company's common shares at the date of agreement for issuance, the difference resulting from the allocation of the proceeds to the beneficial conversion feature of $209,694 was recorded as a deemed dividend or return to the preferred shareholders.

On January 20, 2003, the Company entered into an agreement with Mr. Bullock to remove the contingent liability and agreed to exchange all of the series C preferred shares for 518,187 common shares at the deemed value of $3.00 per share and $50,000 in cash payable within 150 days. The common shares will not have been registered under the Securities Act of 1933 but the Company agreed to commence registration encompassing the shares on or before 6 months of the date of their issuance. This exchange has not occurred at December 31, 2003.

Cardinal Minerals Inc.

(Formerly Sun Power Corporation)

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2003 and 2002

Period from inception on November 24, 1994 to December 31, 2003

9.    Income taxes:

The Company has significant loss carry forwards that are available to offset taxable income otherwise calculated to 2023. Due to the Company's financial operations and development stage enterprise status, no benefit attributable to these loss carry forwards has been recognized. The difference between the effective tax rate applied to the Company's loss for the period and the recognized income tax expense of zero is primarily attributable to the non-recognition of loss carry forward benefits.

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