Form 10QSB
period 2004-03-31
CARDINAL MINERALS INC
filed 2004-05-24
CIK 1097805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

Commission file number 000-27853

CARDINAL MINERALS, INC.

(Exact name of registrant as specified in its charter)

Nevada	86-0913555
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2950 E. Flamingo Rd., Suite B
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

Yes     X         No ____

The number of shares of Common Stock, $0.01 par value, outstanding on April 30, 2004 was 21,316,968 shares, held by approximately 45 shareholders.

Transitional Small Business Disclosure Format (check one):

Yes              No     X

Part I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

CARDINAL MINERALS INC.

(Formerly Sun Power Corporation)

(A Development Stage Enterprise)

Consolidated Balance Sheets

(Expressed in United States dollars)

	March 31,	December 31,
	2004	2003
	(unaudited)
Assets

Current assets:
Cash	$555	$687
Total current assets	555	687

Investment	1	1

Fixed assets	11,322	12,351

Total assets	$18,878	$13,039

Liabilities and Stockholders' Deficiency

Current liabilities:

Loans from related party	-	-
	209,968	154,610

Stockholders' deficiency:
Capital stock
Authorized:
100,000,000 common shares with a par value of $0.01
25,000,000 preference shares with a par value of $0.01
Issued:
21,316,914 common shares (2002 - 10,560,333)	213,169	213,169
1,554,562 preference shares	1,554,562	1,554,562
Additional paid-in capital	4,616,473	4,616,473
Deficit accumulated during the development stage	(6,582,294)	(6,525,775)
Total stockholders' deficiency	198,090	(141,571)
Total liabilities and stockholders' deficiency	$11,878	$13,039

See accompanying notes to interim consolidated financial statements.

CARDINAL MINERALS INC.

(Formerly Sun Power Corporation)

(A Development Stage Enterprise)

Consolidated Statements of Operations and Deficit

(Unaudited)

(Expressed in United States dollars)

	Three month period ended March 31, 2004	Three month period ended March 31, 2003	Period from inception on November 24, 1994 to March 31, 2004
Revenue	$-	$-	$88,357

Expenses:
Consulting fees	48,000	35,867	2,391,120
Professional fees	4,905	21,594	768,825
Product research and development costs	-	28,486	732,325
Administrative and other expenses	2,585	52,343	912,471
Interest	-	78,933	523,289
Corporate Development			323,591
Mineral property option	-	-	275,000
Amortization	1,029	822	26,979
	56,519	218,045	5,953,600

Loss before undernoted	(56,519)	(218,045)	(5,865,343)

Loss on disposal of Camden-Agro Systems Inc.	-	-	(244,536)
Gain on disposal of Renewable Energy Corp.	-	-	162,900
Gain on disposal of Sunspring, Inc.	-	-	62,494

Loss for the period	(56,519)	(218,045)	(5,884,385)

Deficit accumulated during the development
stage, beginning of period	(6,525,775)	(5,218,764)	-

Charge to deficit	-	-	(488,215)

Deemed dividends on preferred stock	-	(209,694)	(209,694)

Deficit accumulated during the development
stage, end of period	$(6,582,294)	$(5,646,503)	$(6,582,294)

Basic and diluted loss per share	$-	$(0.02)	$

Weighted average number of shares outstanding	21,316,194	10,782,555

See accompanying notes to interim consolidated financial statements.

CARDINAL MINERALS INC.

(Formerly Sun Power Corporation)

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in United States dollars)

	Three month period ended March 31, 2004	Three month period ended March 31, 2003	Period from inception on November 24, 1994 to March 31, 2004

Cash flows from (used in) operating activities:
Loss for the period	$(56,519)	$(218,045)	$(5,884,385)
Items not involving the use of cash:
Amortization	1029	822	26,979
Stock based compensation	-	-	826,726
Shares issued as a financing fee	-	-	5,000
Mineral property option payment	-	-	275,000
Loss on disposal of Camden-Agro Systems Inc.	-	-	244,536
Gain on disposal of Renewable Energy Corp.	-	-	(162,900)
Gain on disposal of Sunspring, Inc.	-	-	(62,494)
Amortization of deferred financing costs	-	17,433	112,766
Changes in non-cash operating working capital:
Accounts receivable and other	-	-	9,193
Prepaids and deposits	-	(16,991)	-
Accounts payable and accrued liabilities	30,358	81,266	1,882,757
	(25,132)	(135,515)	(2,726,823)
Cash flows used in investing activities:
Capital expenditures	-	-	(47,341)
Cash on disposal of Camden-Agro Systems Inc.	-	-	(208)
Cash of acquired business	-	-	107,568
Reduction in cash on disposal of Sunspring, Inc.	-	-	(5,854)
Reduction in cash on disposal of Renewable Energy Corp.	-	-	(7,001)
Advances to Sunspring and REC prior to acquisition	-	-	(175,000)
	-	-	(127,836)
Cash flows provided by financing activities:
Promissory notes	25,000	27,500	65,000
Issuance of common shares	-	-	100,657
Loans from related party, including accrued interest		108,001	2,670,111
	25,000	135,501	2,835,768

Effect of exchange rate changes on foreign currency cash balances	-	-	19,432

Decrease in cash	(132)	(14)	541

Cash, beginning of period	687	14	14

Cash, end of period	$ 555	$-	$555

Cash is defined as cash less bank indebtedness.

CARDINAL MINERALS INC.

(Formerly Sun Power Corporation)

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows, Continued

(Unaudited)

(Expressed in United States dollars)

	Three month period ended March 31, 2004	Three month period ended March 31, 2003	Period from inception on November 24, 1994 to March 31, 2004

Supplementary information:
Interest paid	-	-	-
Income taxes paid	-	-	-
Non-cash transactions:
Deferred finance costs funded by loans to related parties	-	-	112,766
Issuance of common shares:
On acquisitions	-	-	310,950
In settlement of obligation	-	-	3,186,725
Mineral property option	-	-	275,000
Issuance of preference shares:		-
On acquisitions	-	-	160,000
In settlement of shareholder loan	-	-	1,554,562

 See accompanying notes to interim consolidated financial statements.

CARDINAL MINERALS INC.

(Formerly Sun Power Corporation)

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Three month period ended March 31, 2004 and 2003

Period from inception on November 24, 1994 to March 31, 2004

1. Nature and continuance of operations:

Cardinal Minerals Inc. (the "Company"), formerly Sun Power Corporation, was incorporated pursuant to the laws of the State of Nevada on August 20, 1996. The change of the Company's name to Cardinal Minerals Inc. was approved by its shareholders at a meeting held on December 29, 2003. It is listed on the National Association of Securities Dealers Over-The-Counter Bulletin Board under the symbol "CDIN". Subsequent to December 31, 2003, the Company consolidated its common share capital on a 1 for 3 basis. All common share and per share information presented in these financial statements has been retroactively restated to reflect the share consolidation. As of March 31, 2004 there are 21,316,968 common shares issued and outstanding.

Commencing on November 2, 1998, the Company held a 90% investment in Camden Agro-Systems Inc. ("CASI"), a development stage company without an operating business, as its sole asset.

Effective December 31, 2001 the Company acquired 100% of the shares of Sunspring, Inc., a Nevada company, and Renewable Energy Corporation, a New Mexico company. On December 6, 2002, and effective December 31, 2002, the Company returned all of the issued and outstanding shares of Sunspring, Inc. and Renewable Energy Corporation in return for all of the Company's Series A and Series B Preferred Stock, which had been issued as a part of the purchase price.

On December 16, 2002, the Company executed an agreement with Securities Trading Services Inc., "("STS") in which STS agreed to assign an option to purchase all of the issued and outstanding shares of Minera Real de Cosala SA de CV, a copper-silver mine located in the state of Sinaloa, Mexico. On October 15, 2003 we announced that the option to purchase the copper-silver mine had expired unexercised.

On January 26, 2004, the Company announced that it had acquired an assignment of an option to purchase all of the outstanding issued and common shares of Hunter Gold Mining Corp., a Canadian corporation, which through its wholly owned US subsidiary, Hunter Gold Mining Inc., owns a 100% interest in the Bates-Hunter Gold Mine and the Golden Gilpin Mill (the "Properties") located in Central City, Colorado. This option to purchase was assigned to the Company by a significant shareholder of the Company. Under the terms of the assigned option and subsequent amending agreements, Cardinal has until September 30, 2005 to complete its due diligence and close on the acquisition of the Properties by way of a payment of $3,000,000 plus the payment of a one percent net smelter return royalty payable to Goldrush Casino and Mining Corporation to a maximum of $1,500,000. Immediately upon the execution and closing of the formal agreement to acquire the Properties, the Company agreed to issue to the shareholder 2,000,000 share purchase warrants exercisable into unregistered, restricted common shares having an exercise price equal to the 10 day average trading price of Company's common shares immediately prior to the closing of the formal agreement. The Company also agreed to pay the shareholder $30,000 on assignment of the option.

Completion of this acquisition is subject to the satisfactory completion of due diligence and financing.

(a) Future operations:

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses and has not generated profitable operations since inception. In addition, at March 31, 2004 the Company has a working capital deficiency of $209,413 and a stockholders' deficiency of $198,090.

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

(b) Development stage enterprise:

For U.S. accounting purposes the Company is considered to be a development stage enterprise from inception on November 24, 1994 to March 31, 2004 as its efforts have been and continue to be primarily directed towards the development of new products. The identification of an entity as a development stage enterprise does not impact the measurement and recognition principles applied in these consolidated financial statements but does require the disclosure of specified cumulative from inception and other information.

2. Significant accounting policies:

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

(a) Principles of presentation:

These consolidated financial statements include the accounts of Cardinal Minerals Inc. ("Sun Power" or the "Company"). These consolidated financial statements are presented in U.S. dollars which is the Company's currency. Transactions denominated in other currencies are translated at exchange rates in effect at the date of the transactions with exchange gains and losses included in the determination of income. To date exchange gains and losses have been nominal.

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

(d) Stock option plan:

The Company has a stock-based compensation plan. For grants to employees, officers and directors (collectively, "employees"), compensation expense is recognized over the vesting period in an amount equal to the difference, if any, between the market value of the Company's common shares at that measurement date and the exercise price. The value recognized for option grants is expensed in the consolidated statements of operations. Options granted to non-employees are recorded at their fair value as the services are provided and the options earned. No options were granted in the three month period ended March 31, 2004.

Set out below is loss and loss per share information as if the Company had determined compensation expense based on the fair value at the grant date for its employee stock options:

	2004	2003

Loss for the period, as reported	$ (56,519)	$ (218,045)

Stock-based compensation expense included in net loss as reported	-	-

Pro forma stock based compensation	-	$ (6,471)

Loss for the period, pro forma	$ (56,519)	$ (224,516)

Basic and diluted loss per share:
As reported	$ -	$ (0.02)
Pro forma	-	(0.02)

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

3. Fixed assets:

March 31, 2004	Cost	Accumulated amortization	Net book value
Computer equipment	$ 21,964	$ 10,642	$ 11,322
March 31, 2003	Cost	Accumulated amortization	Net book value
Computer equipment	$ 21,964	$ 9,613	$ 12,351

4. Related party transactions and balances:

(a) Loans from related party:

On January 9, 2002, the Board approved the conversion of a loan of $1,554,562 from Mr. Bullock into 1,554,562 Series C convertible preferred shares have a stated value of $1 per share. The preference shares have no voting rights and receive no dividends. On December 28, 2003 an agreement was reached with Mr. Bullock to issue that number of common shares at a ratio of two common shares of the Company for each one Series C Preferred Share, post the 3:1 rollback. As at March 31, 2004, the common shares have not been issued.

On December 23, 2003 the Company issued 1,877,694 common shares (post roll-back) to Mr. Bullock to settle loans and interest in the amount of $563,308.

(b) Accounts payable:

Included in accounts payable is $57,525 (December 31, 2003 - $12,591) payable to private companies controlled by a significant shareholder or by a director of the Company.

(c) Fees:

The Company has been charged administrative, management and consulting fees aggregating $48,000 (three months ended March 31, 2003 - $54,000) by certain officers, directors and private companies controlled by them.

5. Capital stock:

(a) Issued:

	Number of shares	Value per share	Share capital	Additional paid-in capital
Issued for cash at inception, November 24, 1994	333	$ 1.973	$ 3	$ 654
Issued and outstanding at all period ends prior to September 30, 1998	333		3	654

Issued during the year ended December 31, 1998:
For investment in CASI	9,019,333	0.03	90,193	180,397
For financing fee	166,667	0.03	1,667	3,333
Issued and outstanding, December 31, 1998	9,186,333		91,863	184,384

Adjustments resulting in an increase in additional paid-in capital:
Shares cancelled	(1,000)	0.03	(10)	10
Stock based compensation options	-		-	222,500
Issued and outstanding, December 31, 1999 and 2000	9,185,333		91,853	406,894

Issued during the year ended December 31, 2001:
For investment in REC (note 4)	666,667	0.03	6,666	13,334
For investment in Sunspring (note 3)	666,667	0.03	6,663	13,333
For stock based compensation (note 9(c))	-		-	270,000
Stock based compensation options	-		-	75,165
Issued and outstanding, December 31, 2001	10,518,667		105,186	778,726

Issued during the year ended December 31, 2002:
For cash	33,333	0.01	334	99,666
In settlement of obligation	8,333	7.17	83	59,667
Stock-based compensation options	-		-	199,311
Deemed dividend on preferred stock	-		-	209,694
Issued and outstanding, December 31, 2002	10,560,333		105,603	1,347,064

Issued during the year ended December 31, 2003:
To settle Purchase Option Agreement	333,333	0.75	3,333	246,667
In settlement of debts	10,423,248	0.30	104,233	3,022,742
Adjustments resulting from 3:1 reverse split	54		-	-
Issued and outstanding, December 31, 2004 and March 31, 2004	21,316,968		213,169	4,616,473

(b) Issuance of shares for non-monetary consideration:

Shares issued to consultants for services rendered (including shares transferred by a principal shareholder), settlement of debt and the acquisition of assets or businesses are recorded based upon the fair market value of the shares at the date of the related agreements to issue the shares.

(c) Commitments to issue common shares:

On January 9, 2002, the Board approved the conversion of a loan of $1,554,562 from Mr. Bullock into 1,554,562 Series C convertible preferred shares have a stated value of $1 per share. The preference shares have no voting rights and receive no dividends. On December 28, 2003 an agreement was reached with Mr. Bullock to issue that number of common shares at a ratio of two common shares of the Company for each one Series C Preferred Share, post the 3:1 rollback. As at March 31, 2004, the common shares have not been issued.

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

7. Commitments and contingencies:

(a) Effective as of April 24, 2002, the Company entered into a consulting agreement for administrative, marketing and management services, which expired April 23, 2003. Subsequently, the consultant has been retained on a month to month basis plus reimbursement for pre-authorized expenses. At March 31, 2004, accounts payable includes approximately $22,165 related to this arrangement.

(b) On April 30, 2003, the Company entered into a consulting agreement for administrative, marketing and management services, which is effective until further notice and for a minimum period of 12 months. Effective January 1, 2004 the consultant has been retained on a month to month as needed basis plus reimbursement for pre-authorized expenses.

(c) On April 20 2001, the Company entered into an advisory agreement for a two year term in which the advisor acted as its international strategic planner and assisted the Company to secure financing for new business opportunities. Subsequently, the advisor has been retained on a month to month basis plus reimbursement for all reasonable pre-approved expenses. At March 31, 2004, accounts payable includes $35,360 related to this arrangement.

Item 2. Plan of Operation.

This report contains forward-looking statements. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements primarily as the result of insufficient cash to pursue marketing efforts. The following discussion of our plan of operation should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Overview

On December 30, 2003 we amended our articles and changed our name from Sun Power Corporation to Cardinal Minerals, Inc. We believe it is important that our corporate name be reflective of our future business intentions of dedicating itself to the acquisition of revenue producing mining assets.

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

Over the next twelve months we will be required to seek additional capital to fund the acquisition of the assets of the Hunter Gold Mining Corporation through additional equity or debt financing or credit facilities in the sum of at least $3 million.. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operation, liquidity, capital expenditures or capital resources that is material to investors.

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

We Have A History Of Losses And No Operating Results, Which Raises Substantial Doubt About Our Ability To Continue As A Going Concern.

We have suffered recurring losses and we have not generated any profit since inception. At March 31, 2004, we had a stockholders' deficiency of $197,061. We do not expect positive cash flow from operations in the near term and there is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, if we successfully acquire the Bates-Hunter Project, our future operating results may be subject to significant fluctuation due to many factors not within our control, such as the actual cost of the acquisition and the subsequent upgrade and expansion of the Bates-Hunter Project, staffing, identifying and negotiating agreements with customers, market demand for our products, metals prices and the level of competition and general economic conditions.

Even if we successfully acquire and upgrade the Bates-Hunter Project, we expect to incur operating losses and negative cash flow until production and processing of the ore reaches a volume sufficient to generate a profit. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors' report on the December 31, 2003 consolidated financial statements, which are included within the Form 10-KSB filed on April 15, 2004.

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

Item 3. Controls and Procedures

  Roland Vetter, President and Chief Financial Officer of the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2004. Based on his evaluation, Mr. Vetter concluded that our disclosure controls and procedures are effective.

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

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act

(b) Form 8-K

Form 8-K Current Reports

  Form 8-K filed on March 5, 2004 - Assignment of the Purchase Option Agreement to purchase the Bates-Hunter Gold Project.

  Form 8-K filed on January 27, 2004 - Annual Stockholders Meeting.

Form 8-K Subsequent to Quarter End

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL MINERALS, INC.

/s/ Roland Vertter

By: Roland Vetter

President and Chief Financial Officer

Date: May 21, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures

/s/ Andrew Schwab

By: Andrew Schwab, Secretary and Director

Date: May 21, 2004

/s/ Milton Datsopoulos

By: Milton Datsopoulos, Director

Date: May 21, 2004

/s/ Dana Hansen

By: Dana Hansen, Director

Date: May 21, 2004

/s/ Roland Vetter

By: Roland Vetter, President and Director

Date: May 21, 2004