Form 10QSB/A
period 2004-03-31
CARDINAL MINERALS INC
filed 2004-05-26
CIK 1097805

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

CARDINAL MINERALS INC.

(Formerly Sun Power Corporation)

(A Development Stage Enterprise)

Consolidated Balance Sheets

(Expressed in United States dollars)

	March 31,	December 31,
	2004	2003
	(unaudited)
Assets

Current assets:
Cash	$555	$687
Total current assets	555	687

Investment	1	1

Fixed assets	11,322	12,351

Total assets	$11,878	$13,039

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable and accrued liabilities	$174,968	$144,610
Promissory note	35,000	10,000
Loans from related party	-	-
	209,968	154,610

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