Form 10QSB
period 2004-06-30
CARDINAL MINERALS INC
filed 2004-08-23
CIK 1097805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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

Yes      X           No ____

The number of shares of Common Stock, $0.01 par value, outstanding on July31, 2004 was 21,316,968 shares, held by approximately 45 shareholders.

Transitional Small Business Disclosure Format (check one):

Yes                No      X

CARDINAL MINERALS INC.

(Formerly Sun Power Corporation)

(A Development Stage Enterprise)

Consolidated Balance Sheets

(Expressed in United States dollars)

	June 30,	December 31,
	2004	2003
	(unaudited)
Assets

Current assets:
Cash	$ 534	$687
Total current assets	534	687

Investment	1	1

Fixed assets	10,293	12,351

Total assets	$10,828	$13,039

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$217,608	$144,610
Promissory notes	37,875	10,000
	255,483	154,610

Stockholders' deficiency:
Capital stock
Authorized:
100,000,000 common shares with a par value of $0.01
25,000,000 preference shares with a par value of $0.01
Issued:
21,316,968 common shares (2002 - 10,560,333)	213,169	213,169
1,554,562 preference shares	1,554,562	1,554,562
Additional paid-in capital	4,616,473	4,616,473
Deficit accumulated during the development stage	(6,628,859)	(6,525,775)
Total stockholders' deficiency	(244,655)	(141,571)
Total liabilities and stockholders' deficiency	$10,828	$13,039

See accompanying notes to interim consolidated financial statements.

1

CARDINAL MINERALS INC.

(Formerly Sun Power Corporation)

(A Development Stage Enterprise)

Consolidated Statements of Operations and Deficit

(Unaudited)

(Expressed in United States dollars)

	Three month period ended June 30, 2004	Three month period ended June 30, 2003	Six month period ended June 30, 2004	Six month period ended June 30, 2003	Period from inception on November 24, 1994 to June 30 2004
Revenue	$-	$-	$-	$-	$88,357

Expenses:
Consulting fees	50,690	101,499	98,690	137,366	2,441,810
Professional fees	(8,445)	46,773	3,540	68,367	760,380
Product research and development costs	-	113,568	-	142,054	732,325
Administrative and other expenses	416	55,625	3,001	107,968	912,887
Corporate Development	-	-	-	-	323,591
Interest	2,875	72,561	2,875	151,494	526,164
Mineral property option	-	-	-	-	275,000
Amortization	1,029	822	2,058	1,644	28,008
	46,565	390,848	103,084	608,893	6,000,165

Loss before undernoted	(46,565)	(390,848)	(103,084)	(608,893)	(5,911,808)

Loss on disposal of Camden-Agro Systems Inc.	-	-	-	-	(244,536)
Gain on disposal of Renewable Energy Corp.	-	-	-	-	162,900
Gain on disposal of Sunspring, Inc.	-	-	-	-	62,494

Loss for the period	(46,565)	(390,848)	(103,084)	(608,893)	(5,930,950)

Deficit accumulated during the development
stage, beginning of period	(6,582,294)	(5,436,809)	(6,525,775)	(5,218,764)	-

Charge to deficit	-	-	-	-	(488,215)

Deemed dividends on preferred stock	-	(209,694)	-	(209,694)	(209,694)

Deficit accumulated during the development
stage, end of period	$(6,628,859)	$(6,037,351)	$(6,628,859)	$(6,037,351)	$(6,628,859)

Basic and diluted loss per share	$(0.00)	$(0.04)	$(0.00)	$(0.06)	$(0.00)

Weighted average number of shares outstanding	21,316,198	10,893,666	21,316,198	10,838,111

See accompanying notes to interim consolidated financial statements.

2

CARDINAL MINERALS INC.

(Formerly Sun Power Corporation)

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in United States dollars)

	Six month period ended June 30, 2004	Six month period ended June 30, 2003	Period from inception on November 24, 1994 to June 30, 2004

Cash flows from (used in) operating activities:
Loss for the period	$(103,084)	$(608,893)	$(5,930,950)
Items not involving the use of cash:
Amortization	2,058	1,644	28,008
Stock based compensation	-	-	826,726
Shares issued as a financing fee	-	-	5,000
Mineral property option payment	-	-	275,000
Loss on disposal of Camden-Agro Systems Inc.	-	-	244,536
Gain on disposal of Renewable Energy Corp.	-	-	(162,900)
Gain on disposal of Sunspring, Inc.	-	-	(62,494)
Amortization of deferred financing costs	-	17,433	112,766
Changes in non-cash operating working capital:
Accounts receivable and other	-	-	9,193
Prepaids and deposits	-	(16,991)	-
Accounts payable and accrued liabilities	75,874	348,617	1,928,273
	(25,152)	(258,190)	(2,726,842)
Cash flows used in investing activities:
Capital expenditures	-	-	(47,341)
Cash on disposal of Camden-Agro Systems Inc.	-	-	(208)
Cash of acquired business	-	-	107,568
Reduction in cash on disposal of Sunspring, Inc.	-	-	(5,854)
Reduction in cash on disposal of Renewable Energy Corp.	-	-	(7,001)
Advances to Sunspring and REC prior to acquisition	-	-	(175,000)
	-	-	(127,836)
Cash flows provided by financing activities:
Bank indebteness	-	2,475	-
Promissory notes	25,000	88,700	65,000
Issuance of common shares	-	-	100,657
Loans from related party, including accrued interest		167,001	2,670,111
	25,000	258,176	2,835,768

Effect of exchange rate changes on foreign currency cash balances	-	-	19,430

Decrease in cash	(153)	(14)	520

Cash, beginning of period	687	14	14

Cash, end of period	$534	$-	$534

CARDINAL MINERALS INC.

(Formerly Sun Power Corporation)

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows, Continued

(Unaudited)

(Expressed in United States dollars)

	Six month period ended June 30, 2004	Six month period ended June 30, 2003	Period from inception on November 24, 1994 to June 30, 2004

Supplementary information:
Interest paid	$-	$-	$-
Income taxes paid	-	-	-
Non-cash transactions:
Deferred finance costs funded by loans to related parties	-	-	112,766
Issuance of common shares:
On acquisitions	-	-	310,950
In settlement of obligation	-	-	3,186,725
Mineral property option	-	-	275,000
Issuance of preference shares:		-
On acquisitions	-	-	160,000
In settlement of shareholder loan	-	-	1,554,562

 See accompanying notes to interim consolidated financial statements.

Cardinal Minerals Inc.

(Formerly Sun Power Corporation)

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Six month period ended June 30, 2004 and 2003

Period from inception on November 24, 1994 to March 31, 2004

1. Nature and continuance of operations:

Cardinal Minerals Inc. (the "Company"), formerly Sun Power Corporation, was incorporated pursuant to the laws of the State of Nevada on August 20, 1996. The change of the Company's name to Cardinal Minerals Inc. was approved by its shareholders at a meeting held on December 29, 2003. It is listed on the National Association of Securities Dealers Over-The-Counter Bulletin Board under the symbol "CDIN". Subsequent to December 31, 2003, the Company consolidated its common share capital on a 1 for 3 basis. All common share and per share information presented in these financial statements has been retroactively restated to reflect the share consolidation. As of June 30, 2004 there are 21,316,968 common shares issued and outstanding.

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

On January 26, 2004, the Company announced that it had acquired an assignment of an option to purchase all of the outstanding issued and common shares of Hunter Gold Mining Corp., a Canadian corporation, which through its wholly owned US subsidiary, Hunter Gold Mining Inc., owns a 100% interest in the Bates-Hunter Gold Mine and the Golden Gilpin Mill (the "Bates-Hunter Project") located in Central City, Colorado. This option to purchase was assigned to the Company by a significant shareholder of the Company. Under the terms of the assigned option and subsequent amending agreements, the Company confirmed its acceptance of Glen O'Gorman's Exploration and Development Plan for the Bates-Hunter Project dated March 1, 2004 for completion of the Phase 1 work program by October 31, 2004.

Subsequent to the period, on July 26, 2004 the Company reported that it was unable to finance the work programs as required within the terms of the option agreement to purchase the Bates Hunter Gold Mine in Central City, Co. Consequently the Company has returned the option to a major shareholder of the Company and the optionor of the property. In return, the optionor has forgiven the Company the $30,000 signing fee and related expenses in conjunction with the proposed acquisition.

Management is now actively seeking new business opportunities and exploring various options towards a restructuring program involving a consolidation of its issued and outstanding common shares, a name change, the relocation of its head office and negotiations with its major creditors in an effort to effect an exchange of certain outstanding debt for its common shares.

(a) Future operations:

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses and has not generated profitable operations since inception. In addition, at June 30, 2004 the Company has a working capital deficiency of $254,949 and a stockholders' deficiency of $244,655.

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

The Company will depend almost exclusively on outside capital to complete an acquisition. Such outside capital may include the sale of additional stock and/or commercial borrowing. There can be no assurance that capital will be available as necessary to meet these continuing development costs or, if the capital is available, it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company would result in a significant dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected.

Given the Company's limited operating history, lack of sales, and the continued operating losses, there can be no assurance that it will be able to achieve or maintain profitability.

(b) Development stage enterprise:

For U.S. accounting purposes the Company is considered to be a development stage enterprise from inception on November 24, 1994 to June 30, 2004 as its efforts have been and continue to be primarily directed towards the development of new products. The identification of an entity as a development stage enterprise does not impact the measurement and recognition principles applied in these consolidated financial statements but does require the disclosure of specified cumulative from inception and other information.

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

(d) Stock option plan:

The Company has a stock-based compensation plan. For grants to employees, officers and directors (collectively, "employees"), compensation expense is recognized over the vesting period in an amount equal to the difference, if any, between the market value of the Company's common shares at that measurement date and the exercise price. The value recognized for option grants is expensed in the consolidated statements of operations. Options granted to non-employees are recorded at their fair value as the services are provided and the options earned. No options were granted in the six month period ended June 30, 2004.

Set out below is loss and loss per share information as if the Company had determined compensation expense based on the fair value at the grant date for its employee stock options:

	2004	2003

Loss for the period, as reported	$ (103,084)	$ (608,893)

Stock-based compensation expense included in net loss as reported	-	-

Pro forma stock based compensation	-	(12,942)

Loss for the period, pro forma	$ (103,084)	$ (621,835)

Basic and diluted loss per share:
As reported	$ -	$ (0.06)
Pro forma	-	(0.06)

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

3. Fixed assets:

June 30, 2004	Cost	Accumulated amortization	Net book value
Computer equipment	$ 21,964	$ 11,671	$ 10,293
December 31, 2003	Cost	Accumulated amortization	Net book value
Computer equipment	$ 21,964	$ 9,613	$ 12,351

4. Related party transactions and balances:

(a) Loans from related party:

On January 9, 2002, the Board approved the conversion of a loan of $1,554,562 from Mr. Bullock into 1,554,562 Series C convertible preferred shares have a stated value of $1 per share. The preference shares have no voting rights and receive no dividends. On December 28, 2003 an agreement was reached with Mr. Bullock to issue that number of common shares at a ratio of two common shares of the Company for each one Series C Preferred Share, post the 3:1 rollback. As at June 30, 2004, the common shares have not been issued.

On December 23, 2003 the Company issued 1,877,694 common shares (post roll-back) to Mr. Bullock to settle loans and interest in the amount of $563,308.

(b) Accounts payable:

Included in accounts payable is $118,086 (December 31, 2003 - $12,591) payable to private companies controlled by a significant shareholder or by a director of the Company.

(c) Fees:

The Company has been charged administrative, management and consulting fees aggregating $44,700 (six months ended June 30, 2003 - $125,000) by certain officers, directors and private companies controlled by them.

5. Capital stock:

(a) Issued:

	Number of shares	Value per share	Share capital	Additional paid-in capital
Issued for cash at inception, November 24, 1994	333	$ 1.973	$ 3	$ 654
Issued and outstanding at all period ends prior to September 30, 1998	333		3	654

Issued during the year ended December 31, 1998:
For investment in CASI	9,019,333	0.03	90,193	180,397
For financing fee	166,667	0.03	1,667	3,333
Issued and outstanding, December 31, 1998	9,186,333		91,863	184,384

Adjustments resulting in an increase in additional paid-in capital:
Shares cancelled	(1,000)	0.03	(10)	10
Stock based compensation options	-		-	222,500
Issued and outstanding, December 31, 1999 and 2000	9,185,333		91,853	406,894

Issued during the year ended December 31, 2001:
For investment in REC (note 4)	666,667	0.03	6,666	13,334
For investment in Sunspring (note 3)	666,667	0.03	6,663	13,333
For stock based compensation (note 9(c))	-		-	270,000
Stock based compensation options	-		-	75,165
Issued and outstanding, December 31, 2001	10,518,667		105,186	778,726

Issued during the year ended December 31, 2002:
For cash	33,333	0.01	334	99,666
In settlement of obligation	8,333	7.17	83	59,667
Stock-based compensation options	-		-	199,311
Deemed dividend on preferred stock	-		-	209,694
Issued and outstanding, December 31, 2002	10,560,333		105,603	1,347,064

Issued during the year ended December 31, 2003:
To settle Purchase Option Agreement	333,333	0.75	3,333	246,667
In settlement of debts	10,423,248	0.30	104,233	3,022,742
Adjustments resulting from 3:1 reverse split	54		-	-
Issued and outstanding, December 31, 2004 and June 30, 2004	21,316,968		$ 213,169	$ 4,616,473

(b) Issuance of shares for non-monetary consideration:

Shares issued to consultants for services rendered (including shares transferred by a principal shareholder), settlement of debt and the acquisition of assets or businesses are recorded based upon the fair market value of the shares at the date of the related agreements to issue the shares.

(c) Commitments to issue common shares:

On January 9, 2002, the Board approved the conversion of a loan of $1,554,562 from Mr. Bullock into 1,554,562 Series C convertible preferred shares have a stated value of $1 per share. The preference shares have no voting rights and receive no dividends. On December 28, 2003 an agreement was reached with Mr. Bullock to issue that number of common shares at a ratio of two common shares of the Company for each one Series C Preferred Share, post the 3:1 rollback. As at June 30, 2004, the common shares have not been issued.

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

7. Commitments and contingencies:

(a) Effective as of April 24, 2002, the Company entered into a consulting agreement for administrative, marketing and management services, which expired April 23, 2003. Subsequently, the consultant has been retained on a month to month basis plus reimbursement for pre-authorized expenses. At June 30, 2004, accounts payable includes approximately $30,000 related to this arrangement.

(b) On April 30, 2003, the Company entered into a consulting agreement for administrative and management services, which is effective until further notice and for a minimum period of 12 months. Effective January 1, 2004 the consultant has been retained on a month to month as needed basis plus reimbursement for pre-authorized expenses. At June 30, 2004 accounts payable includes approximately $7,500 related to this arrangement.

(c) On April 20 2001, the Company entered into an advisory agreement for a two year term in which the advisor acted as its international strategic planner and assisted the Company to secure financing for new business opportunities. Subsequently, the advisor has been retained on a month to month basis plus reimbursement for all reasonable pre-approved expenses. At June 30, 2004, accounts payable includes $50,000 related to this arrangement.

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

On January 26, 2004, the Company announced that it had acquired an assignment of an option to purchase all of the outstanding issued and common shares of Hunter Gold Mining Corp., a Canadian corporation, which through its wholly owned US subsidiary, Hunter Gold Mining Inc., owns a 100% interest in the Bates-Hunter Gold Mine and the Golden Gilpin Mill (the "Bates-Hunter Project") located in Central City, Colorado. This option to purchase was assigned to the Company by a significant shareholder of the Company. Under the terms of the assigned option and subsequent amending agreements, the Company confirmed its acceptance of Glen O'Gorman's Exploration and Development Plan for the Bates-Hunter Project dated March 1, 2004 for completion of the Phase 1 work program by October 31, 2004.

Subsequent to Quarter End

On July 26, 2004, the Registrant announced in a press release, that we were unable to finance the work programs as required within the terms of the option agreement to purchase the Bates Hunter Gold Mine in Central City, Co. Consequently the Registrant has returned the option to Mr. Ken Swaisland, a major shareholder of Cardinal and optionor of the property. In return, Mr. Swaisland has forgiven the Registrant the $30,000 signing fee and related expenses in conjunction with the proposed acquisition. (Press Release attached as exhibit 99 on Form 8-K filed on July 29, 2004.

Management is now actively seeking new business opportunities and exploring various options towards a restructuring program involving a consolidation of its issued and outstanding common shares, a name change, the relocation of its head office and negotiations with its major creditors in an effort to effect an exchange of certain outstanding debt for its common shares.

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

We will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. We are subject to all the reporting requirements included in the Exchange Act. Included in these requirements is our duty to file audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target business, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

We will not restrict our search for any specific kind of businesses, but may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer.

A business combination with a target business will normally involve the transfer to the target business of the majority of our common stock, and the substitution by the target business of its own management and board of directors.

We have, and will continue to have, no capital with which to provide the owners of business opportunities with any cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a company with securities registered pursuant to Rule 12(g) of the Exchange Act. Our officer and director has not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

Satisfaction of our cash obligations for the next 12 months. Presently, we have no revenues and we cannot meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2004. Once we locate a suitable business opportunity or business combination, we may seek to obtain equity and/or debt financing from third parties to facilitate and complete the acquisition of such a business opportunity or a suitable business combination. We may also issue shares of our common stock as consideration for the acquisition of a suitable business opportunity or a suitable business combination.

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

We Have A History Of Losses And No Operating Results, Which Raises Substantial Doubt About Our Ability To Continue As A Going Concern.

We have suffered recurring losses and we have not generated any profit since inception. At June 30, 2004, we had a stockholders' deficiency of $244,655. We do not expect positive cash flow from operations in the near term and there is no assurance that we will operate profitably or will generate positive cash flow in the future.

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

Item 3. Controls and Procedures

Roland Vetter, President and Chief Financial Officer of the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2004. Based on his evaluation, Mr. Vetter concluded that our disclosure controls and procedures are effective.

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

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On July 21, 2004 the Company's board of directors accepted the resignation of Andrew Schwab as Secretary and a Director of the Company.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act

(b) Form 8-K

Form 8-K Current Reports

None

Form 8-K Subsequent to Quarter End

Form 8-K filed on July 29, 2004 - Returning the option to purchase the Bates Hunter Gold Mine back to Ken Swaisland.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL MINERALS, INC.

/s/ Roland Vetter

By: Roland Vetter

President and Chief Financial Officer

Date: August 23, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures

/s/ Milton Datsopoulos

By: Milton Datsopoulos, Director

Date: August 23, 2004

/s/ Dana Hansen

By: Dana Hansen, Director

Date: August 23, 2004

/s/ Roland Vetter

By: Roland Vetter, President and Director

Date: August 23, 2004