Form 10QSB
period 2004-09-30
CARDINAL MINERALS INC
filed 2004-11-15
CIK 1097805

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

               For the quarterly period ended: September 30, 2004

                        Commission file number 000-27853

                             CARDINAL MINERALS, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

Nevada                                                                86-0913555
------                                                                ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

414 Viewcrest Rd
Kelowna, British Columbia , Canada                                       V1W 4J8
----------------------------------                                       -------
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

                                 Yes [X] No [ ]

         The number of shares of Common Stock, $0.01 par value, outstanding on November 3, 2004 was 24,426,092 shares, held by approximately 45 shareholders.

         Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

CARDINAL MINERALS INC.
(A Development Stage Enterprise)

Consolidated Balance Sheets
(Expressed in United States dollars)

==================================================================================================
                                                                     September 30,    December 31,
                                                                              2004           2003
--------------------------------------------------------------------------------------------------
                                                                       (unaudited)
Assets

Current assets:
      Cash                                                            $         --    $        687
      Accounts receivable and other                                             --
      Prepaids and deposits                                                     --
--------------------------------------------------------------------------------------------------
      Total current assets                                                      --             687

Investment                                                                       1               1

Fixed assets (note 3)                                                        9,264          12,351

Deferred financing costs                                                        --
--------------------------------------------------------------------------------------------------

Total assets                                                          $      9,265    $     13,039
==================================================================================================

Liabilities and Stockholders' Deficiency

Current liabilities:
      Bank indebtedness                                               $         30    $         --
      Accounts payable                                                     226,641         144,610
      Promissory notes                                                      40,625          10,000
--------------------------------------------------------------------------------------------------
                                                                           267,296         154,610

Stockholders' deficiency:
      Capital stock (note 5):
         Authorized:
             100,000,000 common shares with a par value of $0.01
             25,000,000 preference shares with a par value of $0.01
         Issued:
             21,316,968 common shares (2002 - 10,560,333)                  213,169         213,169
             1,554,562 preference shares                                 1,554,562       1,554,562
             Issuable common shares                                             --
      Additional paid-in capital (note 5(a))                             4,616,473       4,616,473
      Deficit accumulated during the development stage                  (6,642,235)     (6,525,775)
--------------------------------------------------------------------------------------------------
      Total stockholders' deficiency                                      (258,031)       (141,571)
--------------------------------------------------------------------------------------------------

Total liabilities and stockholders' deficiency                        $      9,265    $     13,039
==================================================================================================

Future operations (note 1(a))
Commitments (note 7)


See accompanying notes to interim consolidated financial statements.

CARDINAL MINERALS INC.
(A Development Stage Enterprise)

Consolidated Statements of Operations and Deficit
(Unaudited)
(Expressed in United States dollars)

==================================================================================================================
                                                                                                       Period from
                                                                                                      inception on
                                 Three month      Three month        Nine month       Nine month      November 24,
                                period ended     period ended      period ended     period ended           1994 to
                               September 30,    September 30,     September 30,    September 30,     September 30,
                                        2004             2003              2004             2003              2004
------------------------------------------------------------------------------------------------------------------
Revenue                       $          --   $           --   $            --   $           --      $      88,357

Expenses:
     Consulting fees                  1,514           36,294           100,205          173,600          2,443,324
     Professional fees                4,088           66,094             4,760          134,461            764,468
     Product research
        and development
        costs                            --            1,760                --          143,814            732,325
     Administrative and
        other expenses                3,995           36,598             2,783          144,566            916,882
     Interest                         2,750           14,933             5,625           48,427            528,914
     Corporate  development
                                                                                                           323,591
     Amortization                     1,029            2,326             3,087            3,970             29,037
     Mineral property option
                                                                                                           275,000
------------------------------------------------------------------------------------------------------------------
                                     13,376          158,005           116,460          648,898          6,013,541
------------------------------------------------------------------------------------------------------------------

Loss before undernoted              (13,376)        (158,005)         (116,460)        (648,898)        (5,925,184)

Loss on disposal of
     Camden-Agro
     Systems Inc.                        --               --                --               --           (244,536)
Gain on disposal of
     Renewable Energy Corp.              --               --                --               --            162,900
Gain on disposal of
     Sunspring, Inc.                     --               --                --               --             62,494
------------------------------------------------------------------------------------------------------------------

Loss for the period                 (13,376)        (158,005)         (116,460)        (648,898)        (5,944,326)

Deficit accumulated
     during the
     development stage,
     beginning of period         (6,628,859)      (5,709,657)       (6,525,775)      (5,218,764)                 -

Charge to deficit                        --               --                --               --           (488,215)

Deemed dividends on
     preferred stock                     --                                 --         (209,694)          (209,694)
                                                    (209,694)
------------------------------------------------------------------------------------------------------------------

Deficit, accumulated
     during the
     development stage,
     end of period            $   (6,642,235)  $    (6,077,356)  $   (6,642,235)  $   (6,077,356)    $  (6,642,235)
==================================================================================================================

Basic and diluted loss
     per share                $            --  $         (0.03)  $        (0.01)  $       (0.06)
Weighted average
     number of shares
     Outstanding                   21,316,198        10,893,667       21,316,198      10,782,555
==================================================================================================================

See accompanying notes to interim consolidated financial statements.

CARDINAL MINERALS INC.
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in United States dollars)

=======================================================================================================
                                                                                            Period from
                                                                                           inception on
                                                             Nine month     Nine month     November 24,
                                                           period ended   period ended          1994 to
                                                          September 30,  September 30,    September 30,
                                                                   2004           2003             2004
-------------------------------------------------------------------------------------------------------

Cash flows from (used in) operating activities:
       Loss for the period                                $   (116,460)   $   (648,898)   $ (5,944,326)
       Items not involving the use of cash:
          Amortization                                           3,087           3,970          29,037
          Stock based compensation                                  --              --         826,726
          Shares issued as a financing fee                          --              --           5,000
          Mineral property option payment                           --              --         275,000
          Loss on disposal of Camden-Agro Systems Inc.              --              --         244,536
          Gain on disposal of Renewable Energy Corp.                --              --        (162,900)
          Gain on disposal of Sunspring, Inc.                       --              --         (62,494)
          Amortization of deferred financing costs                  --          17,433         112,766
       Changes in non-cash operating working capital:
          Accounts receivable and other                             --             100           9,193
          Prepaids and deposits                                     --           8,009              --
          Accounts payable and accrued liabilities              87,656         700,929       1,940,056
-------------------------------------------------------------------------------------------------------
                                                               (25,717)         81,543      (2,727,406)

Investments:
       Capital expenditures                                         --              --         (47,341)
       Cash on disposal of Camden-Agro Systems Inc.                 --              --            (208)
       Cash of acquired business                                    --              --         107,568
       Reduction in cash on disposal of Sunspring, Inc.             --              --          (5,854)
       Reduction in cash on disposal of Renewable
          Energy Corp.                                              --              --          (7,001)
       Advances to Sunspring Inc. and Renewable Energy
          Corp. prior to acquisition                                --              --        (175,000)
-------------------------------------------------------------------------------------------------------
                                                                    --              --        (127,836)

Financing:
       Bank indebtedness                                            30             465              30
       Promissory notes                                         25,000          63,700          65,000
       Issuance of common shares for cash                           --              --         100,657
       Loans (including accrued interest)                                     (145,722)      2,670,111
-------------------------------------------------------------------------------------------------------
                                                                25,030         (81,557)      2,835,798

Effect of exchange rate changes on foreign
       currency cash balances                                       --              --          19,430
-------------------------------------------------------------------------------------------------------

Decrease in cash                                                  (687)            (14)            (14)

Cash, beginning of period                                          687              14              14
-------------------------------------------------------------------------------------------------------

Cash, end of period                                       $         --    $         --    $         --
======================================================================================================

Cash is defined as cash less bank indebtedness.

CARDINAL MINERALS INC.
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows, Continued
(Unaudited)
(Expressed in United States dollars)

=============================================================================================
                                                                                  Period from
                                                                                 inception on
                                                  Nine month        Nine month   November 24,
                                                period ended      period ended        1994 to
                                               September 30,     September 30,  September 30,
                                                        2004              2003           2004
---------------------------------------------------------------------------------------------
Supplementary information:
  Interest paid                                   $       --        $       --     $       --
  Income taxes paid                                       --                --             --
  Non-cash transactions:
      Deferred finance costs funded by loans to
  related parties                                                                     112,766
  Issuance of common shares:
     On acquisitions                                      --                --        310,950
     In settlement of obligation                          --                --      3,186,725
      Mineral property option                             --                --        275,000
   Issuance of preference shares:
     On acquisitions                                      --                --        160,000
     In settlement of shareholder loan                    --                --      1,554,562

=============================================================================================

See accompanying notes to interim consolidated financial statements.

Cardinal Minerals Inc.
(Formerly Sun Power Corporation)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Nine month period ended September 30, 2004 and 2003
Period from inception on November 24, 1994 to September 30, 2004
================================================================================

1.    Nature and continuance of operations:

      Cardinal Minerals Inc. (the "Company"), formerly Sun Power Corporation, was incorporated pursuant to the laws of the State of Nevada on August 20, 1996. The change of the Company's name to Cardinal Minerals Inc. was approved by its shareholders at a meeting held on December 29, 2003. It is listed on the National Association of Securities Dealers Over-The-Counter Bulletin Board under the symbol "CDIN". Subsequent to December 31, 2003, the Company consolidated its common share capital on a 1 for 3 basis. All common share and per share information presented in these financial statements has been retroactively restated to reflect the share consolidation. As of September 30, 2004 there are 21,316,968 common shares issued and outstanding.

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

      On January 26, 2004, the Company announced that it had acquired an assignment of an option to purchase all of the outstanding issued and common shares of Hunter Gold Mining Corp., a Canadian corporation, which through its wholly owned US subsidiary, Hunter Gold Mining Inc., owns a 100% interest in the Bates-Hunter Gold Mine and the Golden Gilpin Mill (the "Bates-Hunter Project") located in Central City, Colorado. This option to purchase was assigned to the Company by a significant shareholder of the Company. Under the terms of the assigned option and subsequent amending agreements, the Company confirmed its acceptance of Glen O'Gorman's Exploration and Development Plan for the

      Bates-Hunter Project dated March 1, 2004 for completion of the Phase 1 work program by October 31, 2004. 2. 1. On July 26, 2004 the Company reported that it was unable to finance the work programs as required within the terms of the option agreement to purchase the Bates Hunter Gold Mine in Central City, Co. Consequently the Company has returned the option to a major shareholder of the Company and the optionor of the property. In return, the optionor has forgiven the Company the $30,000 signing fee and related expenses in conjunction with the proposed acquisition.

      On September 28, 2004 the Company entered into a Share Purchase Agreement and Plan of Reorganization ("Reorganization Agreement") with Universal Food and Beverage Company, a Delaware corporation ("Universal") and the stockholders of Universal, for the exchange by the stockholders of Universal of all the outstanding shares and other equity based securities they hold in Universal for shares of common stock, $.01 par value, of Cardinal. Upon consummation of the share exchange, Universal will become a wholly owned subsidiary of the Company and the shareholders of Universal will become shareholders of Cardinal. The Universal shareholders collectively will own the majority of the post-transaction company.

      Consummation of the transactions under the Reorganization Agreement are conditioned upon a number of typical conditions and several requirements specific to the transaction, among which are the Company affecting a one
      (1)-for ten (10) reverse stock split, the Company changing its corporate name to "Universal Food and Beverage Company," and joinder of each of the Universal shareholders to the Reorganization Agreement.

      On November 2, 2004, three beneficial and direct stockholders holding an aggregate of 12,253,406 shares of common stock, representing approximately 50.16% of the outstanding voting securities of the company, executed and delivered to the Board written consents authorizing and approving the name change and reverse stock split. Such name change and stock split will not become effective unless the Universal transaction completes. Accordingly, no effect has been given to the proposed stock split in these financial statements.

      (a)   Future operations:

            These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses and has not generated profitable operations since inception. In addition, at September 30, 2004 the Company has a working capital deficiency of $267,296 and a stockholders' deficiency of $258,031. The Company's recurring operation losses and growing working capital needs will require that it obtain additional capital to operate its business before the new businesses generates significant revenue.

            The continuance of the Company as a going concern is dependent on the continued forebearance of its creditors, obtaining financing for continued operations and the attainment of profitable operations. If the Universal transaction described above completes, the continued operations of the Company will be dependent on the Universal business and its financial capacity. Management is in the process of identifying sources for additional financing to fund the continuation of the Company's business.

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

      (b)   Development stage enterprise:

            For U.S. accounting purposes the Company is considered to be a development stage enterprise from inception on November 24, 1994 to September 30, 2004 as its efforts have been and continue to be primarily directed towards the development of new products. The identification of an entity as a development stage enterprise does not impact the measurement and recognition principles applied in these consolidated financial statements but does require the disclosure of specified cumulative from inception and other information.

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

      (b)   Fixed assets:

            Fixed assets are recorded at cost. Amortization is calculated from the date of acquisition using the following methods and rates:

            ====================================================================
            Asset                               Basis                  Rate
            --------------------------------------------------------------------
            Computer equipment             declining-balance            30%

            ====================================================================

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

      (d)   Stock option plan:

            The Company has a stock-based compensation plan. For grants to employees, officers and directors (collectively, "employees"), compensation expense is recognized over the vesting period in an amount equal to the difference, if any, between the market value of the Company's common shares at that measurement date and the exercise price. The value recognized for option grants is expensed in the consolidated statements of operations. Options granted to non-employees are recorded at their fair value as the services are provided and the options earned. No options were granted in the nine month period ended September 30, 2004.

            On September 17, 2004 the Board passed a resolution to cancel the existing stock options that were granted in 2000 and 2002, subject to receiving the agreement and consent in writing to cancel all of these options from each of the Optionees that was a recipient of those options. Subsequent to the period, the Board has received consents from all the recipients of existing stock options and they are cancelled.

            Set out below is loss and loss per share information as if the Company had determined compensation expense based on the fair value at the grant date for its employee stock options:

                                                         2004           2003
                                                     ------------   ------------

      Loss for the period, as reported               $   (116,460)  $   (648,898)

      Stock-based compensation expense included in
      net loss as reported                                     --             --

      Pro forma stock based compensation                       --        (19,413)
                                                     ------------   ------------

      Loss for the period, pro forma                 $   (116,460)  $   (668,311)
                                                     ============   ============

      Basic and diluted loss per share:
      As reported                                    $         --   $      (0.06)
      Pro forma                                                --          (0.06)
                                                     ============   ============

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

3.    Fixed assets:

                                           Accumulated     Net book
      September 30, 2004       Cost       amortization      value
                           ------------   ------------   ------------
      Computer equipment   $     21,964   $     12,700   $      9,264
                           ============   ============   ============
                                           Accumulated      Net book
      December 31, 2003        Cost       amortization      value
                           ------------   ------------   ------------
      Computer equipment   $     21,964   $      9,613   $     12,351
                           ============   ============   ============

4.    Related party transactions and balances:

      (a)   Loans from related party:

            On January 9, 2002, the Board approved the conversion of a loan of $1,554,562 from Mr. Bullock into 1,554,562 Series C convertible preferred shares have a stated value of $1 per share. The preference shares have no voting rights and receive no dividends. On December 28, 2003 an agreement was reached with Mr. Bullock to issue that number of common shares at a ratio of two common shares of the Company for each one Series C Preferred Share, post the 3:1 rollback. As at September 30, 2004, the common shares have not been issued.

            Subsequent to the period, on October 25, 2004, the Company completed the conversion of the Series C Preferred Shares and issued 3,109,124 common shares to Mr. Bullock and his assigns and thereafter immediately retired the Series C Preferred Share classification. There are no preferred shares currently outstanding.

            On December 23, 2003, the Company issued 1,877,694 common shares (post roll-back) to Mr. Bullock to settle loans and interest in the amount of $563,308.

      (b)   Accounts payable:

            Included in accounts payable is $137,158 (December 31, 2003 - $12,591) payable to private companies controlled by a significant shareholder or by a director of the Company.

      (c)   Fees:

            The Company has been charged administrative, management and consulting fees aggregating $46,915 (nine months ended September 30, 2003 - $199,000) by certain officers, directors and private companies controlled by them.

5.    Capital stock:

      (a)   Issued:

                                                         Number of        Value per    Share capital     Additional
                                                          shares            share                      paid-in capital
                                                    ------------------------------------------------------------------
Issued for cash at inception, November 24, 1994                  333       $  1.973          $   3         $      654
                                                    ------------------------------------------------------------------
Issued and outstanding at all period ends prior
to September 30, 1998                                            333                             3                654

Issued during the year ended December 31, 1998:
For investment in CASI                                     9,019,333           0.03         90,193            180,397
For financing fee                                            166,667           0.03          1,667              3,333
                                                    ------------------------------------------------------------------
Issued and outstanding, December 31, 1998                  9,186,333                        91,863            184,384

Adjustments resulting in an increase in
additional paid-in capital:
Shares cancelled                                             (1,000)           0.03           (10)                 10
Stock based compensation options                                  --                            --            222,500
                                                    ------------------------------------------------------------------
Issued and outstanding, December 31, 1999 and 2000
                                                           9,185,333                        91,853            406,894

Issued during the year ended December 31, 2001:
For investment in REC (note 4)                               666,667           0.03          6,666             13,334
For investment in Sunspring (note 3)                         666,667           0.03          6,667             13,333
For stock based compensation (note 9(c))                          --                            --            270,000
Stock based compensation options                                  --                            --             75,165
                                                    ------------------------------------------------------------------
Issued and outstanding, December 31, 2001                 10,518,667                       105,186            778,726

Issued during the year ended December 31, 2002:
For cash                                                      33,333           0.01            334             99,666
In settlement of obligation                                    8,333           7.17             83             59,667
Stock-based compensation options                                  --                            --            199,311
Deemed dividend on preferred stock                                --                            --            209,694
                                                    ------------------------------------------------------------------
Issued and outstanding, December 31, 2002                 10,560,333                       105,603          1,347,064

Issued during the year ended December 31, 2003:
To settle Purchase Option Agreement                          333,333           0.75          3,333            246,667
In settlement of debts                                    10,423,248           0.30        104,233          3,022,742
Adjustments resulting from 3:1 reverse split                      54                            --                  -
                                                    ------------------------------------------------------------------
Issued and outstanding, December 31, 2004 and
September 30, 2004                                        21,316,968                 $     213,169        $ 4,616,473
                                                    ------------------------------------------------------------------

      (b)   Issuance of shares for non-monetary consideration:

            Shares issued to consultants for services rendered (including shares transferred by a principal shareholder), settlement of debt and the acquisition of assets or businesses are recorded based upon the fair market value of the shares at the date of the related agreements to issue the shares.

      (c)   Commitments to issue common shares:

            As at September 7, 2004, the Company approved the issuance of up to a maximum of 2,500,000 common shares in the capital of the Company at an ascribed price of $0.10 per share in settlement of certain debts to creditors. As of September 30, 2004 these shares have not been issued.

            On January 9, 2002, the Board approved the conversion of a loan of $1,554,562 from Mr. Bullock into 1,554,562 Series C convertible preferred shares have a stated value of $1 per share. The preference shares have no voting rights and receive no dividends. On December 28, 2003 an agreement was reached with Mr. Bullock to issue that number of common shares at a ratio of two common shares of the Company for each one Series C Preferred Share, post the 3:1 rollback. As at September 30, 2004, the common shares have not been issued.

      (d)   Approval for reverse split

            A reverse split is a condition to the Share Purchase Agreement and Plan of Reorganization with Universal Food and Beverage Company, a Delaware corporation, and the stockholders of Universal Food and Beverage Company upon their joinder to the acquisition agreement.

            Subsequent to the period, on November 2nd, 2004, three beneficial and direct stockholders holding a total aggregate of 12,253,406 shares of common stock, representing approximately 50.16% of the outstanding voting securities of the Company, executed and delivered to the Board written consents authorizing and approving the reverse split at the rate of one share for every 10 shares of common stock then outstanding. The consent of the majority shareholders provides that if in the discretion of the Company, for any reason, the acquisition of the Delaware corporation is not consummated, there will be no name change or reverse split.

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

7.    Commitments and contingencies:

      (a) Effective as of April 24, 2002, the Company entered into a consulting agreement for administrative, marketing and management services, which expired April 23, 2003. Subsequently, the consultant has been retained on a month-to-month basis plus reimbursement for pre-authorized expenses. At September 30, 2004, accounts payable includes approximately $30,000 related to this arrangement.

      (b) On April 30, 2003, the Company entered into a consulting agreement for administrative and management services, which is effective until further notice and for a minimum period of 12 months. Effective January 1, 2004 the consultant has been retained on a month to month as needed basis plus reimbursement for pre-authorized expenses. At September 30, 2004 accounts payable includes approximately $7,500 related to this arrangement.

      (c) On April 20 2001, the Company entered into an advisory agreement for a two year term in which the advisor acted as its international strategic planner and assisted the Company to secure financing for new business opportunities. Subsequently, the advisor has been retained on a month to month basis plus reimbursement for all reasonable pre-approved expenses. At September 30, 2004, accounts payable includes $85,000 related to this arrangement.

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

      On January 26, 2004, we announced that we had acquired an assignment of an option to purchase all of the outstanding issued and common shares of Hunter Gold Mining Corp., a Canadian corporation, which through its wholly owned US subsidiary, Hunter Gold Mining Inc., which owned a 100% interest in the Bates-Hunter Gold Mine and the Golden Gilpin Mill (the "Bates-Hunter Project") located in Central City, Colorado. This option to purchase was assigned by a significant shareholder of our Company. On July 26, 2004 we reported that we were unable to finance the work programs as required within the terms of the option agreement. Consequently, we returned the option to the optionor of the property. In return, the optionor has forgiven the Company the $30,000 signing fee and related expenses in conjunction with the proposed acquisition.

      On September 28, 2004 we entered into a Share Purchase Agreement and Plan of Reorganization ("Reorganization Agreement") with Universal Food and Beverage Company, a Delaware corporation ("Universal"), for the exchange of all the outstanding shares and other equity based securities for shares of common stock, $.01 par value, of our Company. Upon consummation of the share exchange, Universal will become a wholly owned subsidiary of our Company and the shareholders of Universal will become shareholders of our Company. The Universal shareholders collectively will own the majority of the post-transaction company. Consummation of the transactions under the Reorganization Agreement are conditioned upon a number of typical conditions and several requirements specific to the transaction, among which are a one (1)-for ten (10) reverse stock split and changing our corporate name to "Universal Food and Beverage Company," and a joinder of each of the Universal shareholders to the Reorganization Agreement. We believe these provisions are desirable to consolidate the outstanding float and to afford the company the opportunity to consummate an acquisition of an operating company.

Subsequent to Quarter End
-------------------------

      On November 2, 2004, three beneficial and direct stockholders holding a total aggregate of 12,253,406 shares of common stock, representing approximately 50.16% of the outstanding voting securities of the company, executed and delivered to the Board written consents authorizing and approving the name change and the reverse split at the rate of one share for every 10 shares of common stock then outstanding. The consent of the majority shareholders is contingent on the consummation of the acquisition.

Plan of Operation

      We continue to seek a new business opportunity or business combination and are proceeding towards the acquisition of Universal. Once a business opportunity or business combination has been identified, we will investigate and evaluate the business opportunity or business combination. Should our company wish to pursue any specific business opportunity or business combination, we will have to comply with all applicable corporate and securities laws in order to complete the acquisition of or merger with any such business opportunity.

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

Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent upon the ability in its endeavors to seek additional sources of capital, and in attaining future profitable operations. The Company's future also will depend on the nature and success of any acquired business and its demand for capital. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

We Have A History Of Losses And No Operating Results, Which Raises Substantial Doubt About Our Ability To Continue As A Going Concern.

      We have suffered recurring losses and we have not generated any profit since inception. At September 30, 2004, we had a stockholders' deficiency of $258,031. We do not expect positive cash flow from operations in the near term and there is no assurance that we will operate profitably or will generate positive cash flow in the future.

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

Our authorized capital stock consists of 100,000,000 shares of common stock and 25,000,000 shares of preferred stock. To date, our Series A, Series B and Series C preferred stock has been designated. No shares of our Series A or Series B or Series C preferred stock remain outstanding. Our board of directors, without any action by stockholders, is authorized to designate and issue shares of preferred stock in any class or series as it deems appropriate and to establish the rights, preferences and privileges of these shares, including dividends, liquidation and voting rights. The rights of holders of shares of preferred stock that may be issued may be superior to the rights granted to the holders of existing shares of our common stock. Further, the ability of our board of directors to designate and issue such undesignated shares could impede or deter an unsolicited tender offer or takeover proposal and the issuance of additional shares having preferential rights could adversely affect the voting power and other rights of holders of our common stock.

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

Item 3. Controls and Procedures

      (a) Roland Vetter, President and Chief Financial Officer of the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2004. Based on his evaluation, Mr. Vetter concluded that our disclosure controls and procedures are effective.

      (b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

      None.

Item 2. Changes in Securities.

      Subsequent to the end of the quarter, the Class C Preferred Stock was exchanged for 3,109,124 shares of common stock and cancelled.

Item 3. Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Item 5. Other Information.

      On July 21, 2004 the Company's board of directors accepted the resignation of Andrew Schwab as Secretary and a Director of the Company.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits
            --------

            31.1  Certification pursuant to Section 302 of the Sarbanes-Oxley
                  Act

            32.1  Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act

      (b)   Form 8-K
            ---------

      Form 8-K Current Reports

            a) Form 8-K filed on July 29, 2004 - Returning the option to purchase the Bates Hunter Gold Mine back to Ken Swaisland.

            b) Form 8-K filed on October 1, 2004 - announcing the signing of the Share Purchase Agreement and Plan of Reorganization with universal Food and Beverage Company.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL MINERALS, INC.

/s/ Roland Vetter
---------------------------------
By:  Roland Vetter
President and Chief Financial Officer
Date:  November 15, 2004