Form 10QSB/A
period 2004-09-30
CARDINAL MINERALS INC
filed 2004-12-09
CIK 1097805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A-1

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

CARDINAL MINERALS, INC.

/s/ Roland Vetter
---------------------------------
By:  Roland Vetter
President and Chief Financial Officer
Date:  December 9, 2004