Form 10KSB
period 2004-12-31
UNIVERSAL FOOD & BEVERAGE COMPNY
filed 2005-03-31
CIK 1097805

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

Commission file number 000-27853

UNIVERSAL FOOD & BEVERAGE COMPANY

(Exact name of registrant as specified in its charter)

Nevada	86-0913555
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3830 Commerce Drive St. Charles, Illinois	60174
(Address of Principal Executive Offices)	(Zip Code)

(630) 584-8670

(Registrant’s telephone number, including area code)

CARDINAL MINERALS, INC.

2950 E. Flamingo Road, Suite B, Las Vegas, Nevada 89121

(Former name or former address, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.01 par value

(Title if Class)

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The number of shares of Common Stock, $0.01 par value, outstanding on March 24, 2005, was 27,313,554 shares, held by approximately 88 stockholders.

The issuer’s revenues for its most recent fiscal year ended December 31, 2004. $0.

The aggregate market value of the voting stock held by non-affiliates based on the average bid and ask price of $1.75 as reported on the OTC Bulletin Board for our Common Stock on March 24, 2005, was $17,695,799. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Transitional Small Business Disclosure Format (check one):    Yes ☐ No ☒

UNIVERSAL FOOD & BEVERAGE COMPANY

f/k/a CARDINAL MINERALS, INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE FISCAL YEAR ENDED

December 31, 2004

Index to Report

on Form 10-KSB

This Form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management’s expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in the “Plan of Operation” under Item 6.

In this Form 10-KSB references to “UFB”, “the Company”, “we,” “us,” and “our” refer to UNIVERSAL FOOD & BEVERAGE COMPANY.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Business Development

We are a Nevada corporation formed on August 20, 1996 under the name “Hayoton Company Incorporated” as a management company for resorts and hotel properties. On September 24, 1996, we changed our name from “Hayoton Company Incorporated” to “Hyaton Company Incorporated” and then to “Hyaton Organics Inc.” on October 21, 1999. On November 1, 2001, we changed our name to “Sun Power Corporation”. On December 30, 2003 we amended our articles and changed our name to “Cardinal Minerals, Inc.” On March 2, 2005, as more fully described below, we changed our name to “Universal Food & Beverage Company.”

On January 26, 2004, we announced that we had acquired an assignment of an option to purchase all of the outstanding issued and common shares of Hunter Gold Mining Corp., a Canadian corporation, which through its wholly owned U.S. subsidiary, Hunter Gold Mining Inc., owns a 100% interest in the Bates-Hunter Gold Mine and the Golden Gilpin Mill (the “Bates-Hunter Project”) located in Central City, Colorado. This option to purchase was assigned to the Company by a then significant shareholder of the Company. Under the terms of the assigned option and subsequent amending agreements, we confirmed our acceptance of Glen O’Gorman’s Exploration and Development Plan for the Bates-Hunter Project dated March 1, 2004 for completion of the Phase 1 work program by October 31, 2004. On July 26, 2004, we reported that we were was unable to finance the work programs as required within the terms of the option agreement to purchase the Bates Hunter Gold Mine in Central City, Colorado. Consequently, we returned the option to that then significant shareholder, and the optionor forgave the Company the $30,000 signing fee and related expenses in conjunction with the proposed acquisition.

Beginning in August, 2004, then Company management sought to acquire an operating business.

On September 28, 2004, we entered into a Share Purchase Agreement and Plan of Reorganization, as amended (the “Reorganization Agreement”), with Universal Food & Beverage Company, a Delaware corporation (“UFB”), and its shareholders, for the exchange of all the outstanding shares of UFB common stock and rights to acquire UFB common stock for shares of our common stock, $.01 par value and rights to acquire our common stock (the “Share Exchange”). A copy of the Reorganization Agreement was filed as an exhibit to our Form 8-K filed with the Commission on October 1, 2004.

On March 2, 2005, immediately prior to the Share Exchange, we effected a one (1)-for ten (10) reverse stock split of our common stock, resulting in 2,679,209 shares remaining outstanding at that time (the “Reverse Split”). We then appointed new officers and directors and amended our articles and changed our name to “Universal Food & Beverage Company”. Our former directors and officers resigned from their positions as of the effective date of the Share Exchange.

As a result of the share exchange, UFB became our wholly owned subsidiary.

The financial statements included in this annual report are the historical financial statements of the Company, which during those periods essentially was a non-operating “shell” or development stage corporation, but are not indications of how current management intends to operate the Company. All references to common stock share numbers in this report give effect to the Reverse Split unless otherwise indicated or if the context requires otherwise.

Post-Share Exchange Business of Issuer

Our strategy is to become a leading manufacturer and marketer of healthy and “value-added” food and beverage products. Our primary goal is to develop innovative products and packaging for direct and private label sale and to distribute products both domestically and internationally. Our “value-added” beverages will target the specific health and nutrition needs of adolescents, teens young adults, adults and seniors. We are developing products that will include vitamin-enhanced waters through nutriceuticals and other healthy life style products. We will also develop, test and perfect processing and packaging systems to provide manufacturing services, as well as improve product quality.

Through our wholly-owned indirect Virginia subsidiary, Universal Food & Beverage Company of Virginia, we currently manage the operations of certain water bottling equipment, buildings and water rights in Independence, Virginia owned by Independence Water Group, LLC, or IWG. The management agreement requires us to, among other things: manage the day to day operations of the water bottling business and the related improved land; conduct, direct and supervise the water bottling business and its operating and maintenance activities; obtain all necessary operating permits and comply with all environmental and other regulatory matters; and market and sell the products of the water bottling business. We are responsible for all expenses of the operation of the water bottling business, including all employee costs, current debt service and all normal and regular recurring, operating expenses for the production, delivery and sale of the products, such as well maintenance, materials, shipping, etc. We are responsible for these expenses without regard to the revenues generated by the water bottling business, though we receive all proceeds from product sales of the water bottling business.

We have agreements with IWG to acquire the assets used in the water bottling business, together with certain improved land (the “IWG Assets”). We expect to complete the acquisition of the IWG Assets (the “IWG Assets Acquisition”) in the second quarter of 2005 for approximately $5.5 million in common stock, cash and the assumption of debt. See below under “Description of Property” for a description of the IWG Assets.

Additionally we intend to identify and pursue additional acquisitions of other bottling businesses and product lines in the United States and Canada in order to implement our strategy of expanding capacity, sales and product offerings.

Our principal place of business is located at 3830 Commerce Drive, St. Charles, Illinois, 60174. Our telephone number is (630) 584-8670. We are in the process of establishing our corporate website at ufbc-inc.com. The content of this website is not incorporated in this report.

We currently have a base staff of 26 employees in Virginia and our headquarters in Illinois. We are supplementing full time staff with key outside consultants and are lining up additional hourly and salary employees who will be available to support planned growth.

Risk Factors Related to our Business

Our business plan is subject to a number of risks. You should carefully consider the risks described below and the other information in this annual report and any other filings we have made in the past or that we may make with the United States Securities and Exchange Commission in evaluating our business. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

Limited Operating History

We essentially are a start-up operation, that intends to acquire and operate the assets associated with the IWG water bottling business. There can be no assurance we will be profitable. As a start-up company, there are likely to be unanticipated risks.

Need for Additional Financing; Debt Funding

We will be dependent upon current available working capital to complete our business objectives, cited herein. While management believes that our current working capital, together with our ability to raise additional capital and debt financing and then revenues will be sufficient to meet our anticipated immediate cash requirements and provide us with capital sufficient to fund short-term needs, there is no assurance in this regard.

Our continued existence will be dependent upon its ability to generate positive cash flows from operations to fund our working capital needs. We cannot at this time estimate the amount of capital that will be required in the future, the timing of such capital requirements or what valuation and pricing might be expected. If we cannot find adequate capital on reasonable terms, we may not be able to accomplish our business objectives.

We will require additional financing to further develop operations. No assurance can be given that we will successfully obtain such financing on acceptable terms. The failure to obtain such financing could have a material adverse effect on the business.

Further, should we seek debt funding to satisfy additional funding requirements, such leverage poses the risks that we: may be unable to repay its debt due to a decline in revenues or disruption in cash flow; may be unable to obtain additional financing; must dedicate a substantial portion of cash flow from operations to servicing the interest and principal payments on debt, and any remaining cash flow may be inadequate to fund planned operations; has pledged substantially all of its inventory and accounts receivable as collateral; and may be more vulnerable during economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions.

Highly Competitive Beverage Industry

The beverage industry is highly competitive. Our products are sold in competition with all liquid refreshments. There can be no assurance that we will be able to compete successfully. Many of our competitors have far greater financial, operational and marketing resources and more established proprietary trademarks and distribution networks than we do.

Furthermore, the beverage industry is characterized by rapid changes, including changes in consumer tastes and preferences, which may result in product obsolescence or short product life cycles. As a result, competitors may be developing products of which we are unaware which may be similar or superior to our products. Accordingly, there is no assurance that we will be able to compete successfully or that our competitors or future competitors will not develop products that render our products less marketable.

Changes in Consumer Preferences and Tastes

Maintaining our competitive position depends on our continued ability to offer products that have a strong appeal to consumers. Consumer preferences may shift due to a variety of factors, including changes in demographic and social trends, the availability and appeal of alternative beverages or packaging as well as general economic conditions. Any significant shift in consumer preferences coupled with our failure to anticipate and react to such changes could reduce the demand for certain products in our portfolio resulting in reduced sales or harm to the image of our brands. No assurance can be given that consumer demand for fruit flavored waters will exist, grow or will not diminish in the future.

Need for Acquisitions and New Product Development

Part of our strategy is to increase our sales through acquisitions of complementary businesses and products and the development of new beverage products. We cannot assure you that we will be able to identify and complete these acquisitions, or develop, market, and distribute future beverage products that will enjoy market acceptance. The failure to expand through acquisitions and/or the failure to develop new beverage products that gain market acceptance could have an adverse impact on our growth and materially adversely affect our financial condition.

Acquisitions Could Result in Operating Difficulties, Dilution and Other Harmful Consequences

The acquisition of the IWG water bottling business will be, and other acquisitions we make could be, material to our financial condition and results of operations. In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and may not provide the benefits anticipated. The areas where we may face risks include:

•	difficulties integrating operations, personnel, technologies, products and information systems of acquired businesses;

•	potential loss of key employees of acquired businesses;

•	adverse effects on our results of operations from acquisition-related charges and amortization of goodwill and purchased technology;

•	increased fixed costs, which could affect profitability;

•	inability to maintain the key business relationships and the reputations of acquired businesses;

•	potential dilution to current shareholders from the issuance of additional equity securities;

•	inability to maintain our standards, controls, procedures and policies;

•	responsibility for liabilities of companies we acquire; and

•	diversion of management’s attention from other business concerns.

Sales are Seasonal

The beverage industry generally experiences its highest sales by volume during the spring and summer months and its lowest sales by volume during the winter months. As a result, our working capital requirements and cash flow vary substantially throughout the year. Consumer demand for our products is affected by weather conditions. Cool, wet spring or summer weather could result in decreased sales of our products and could have an adverse effect on our financial position. Additionally, due to the seasonality of the industry, results from any one or more quarters are not necessarily indicative of annual results or continuing trends.

Profit Margins; Reliance on Manufacturers and Other Key Vendors

The beverage industry is highly competitive and therefore the company can be subject to significant pricing pressure as well as increased cost of bottling and packaging materials, and production equipment.

We are relying substantially upon its relationships with, and receiving favorable pricing arrangements from, a limited number of manufacturers. Our success depends, to a significant extent, on the continued popularity and reputation for quality of either the products of its manufacturers or the products they produce. In addition, any adverse change in the financial condition, production efficiency, product development, and management and marketing capabilities of the respective manufacturers could have a substantial impact on either of the businesses. In the event the operations of the supply manufacturers were interrupted or discontinued, temporary inventory shortfalls, or disruptions or delays with respect to any unfilled purchase orders could be experienced. Although we believe that adequate alternate sources would be available that could replace a manufacturer as a product resource, there can be no assurance that such alternate sources will be available at the time of any such interruption or that alternative products will be available at comparable quality and prices or that customers would accept such replacements.

Key Personnel

Our performance and future success depends to a significant extent upon the continued service of some of senior management and certain executive officers and key personnel. In particular, the loss of the skills, experience, and continued efforts of Duane Martin or Marc Fry, or any other key personnel, could have a material adverse effect on business and prospects. We do not currently have key-man insurance on any of our executive officers.

We anticipate that our initial staffing level will consist of approximately 50 persons, of which approximately 30 will be involved in the bottling of our products. We intend to hire to this staffing level during the start-up period. During the expansion period, staff and labor will be increased only as demand for production requires. Prior to the completion of the installation of the new equipment in the expanded facilities, the labor force, supervision, and management shall be enhanced and trained to staff the new facility on multiple shifts.

We have employment agreements with our executive officers that provide for base salary and additional compensation in the form of bonus based upon stated objectives. In addition, our executive officers hold substantial amounts of our common stock.

There can be no assurance that the Company will retain its executive officers and key personnel.

Management of Growth

The expansion necessary for us to fully exploit the market window for our products requires effective planning and management process. Our plans for significant growth are expected to continue to place a strain on our managerial, operational and financial resources. To manage our growth, we must continue to implement and improve operational financial systems and to expand, train and manage our employee base. The additional personnel required by our expected growth must be recruited in a tight labor market. Although we believe we have made adequate allowances for costs and risks associated with this expansion, there can be no assurance our systems, procedures or controls will be adequate to support our operations, or that management will be able to achieve the rapid execution necessary to fully exploit the perceived market window for our products. If we are unable to manage growth effectively, our business, operating results and financial condition will be adversely affected.

If we expand in the future, we will increasingly become vulnerable to a variety of business risks associated with growing companies. Our current growth plans require, among other things, acquiring suitable and product-compatible water and beverage companies. The failure to maintain or upgrade financial and management control systems or to recruit additional staff or to respond effectively to difficulties encountered during growth could have a material adverse effect on our business, financial condition and operating results. Although we are taking steps to ensure that our systems and controls are adequate to address our current and anticipated needs, and are attempting to recruit additional staff, there can be no assurance that, if we continue to grow, we will be able to effectively manage our growth, anticipate and satisfy all of the changing demands and requirements that such growth will impose upon us or achieve greater operating income or profitability.

Government and Regulatory Issues

We are subject to government rules and regulations, including federal, state and local laws, regulations and inspections, and trade association standards. These laws and regulations and their interpretation and enforcement are subject to change. There can be no assurance that additional or more stringent requirements will not be imposed on our operations in the future. Our failure to comply with any of these governing bodies could irreparably harm the business. Risks of incurring substantial compliance costs and liabilities and penalties for non-compliance, particularly with respect to certain FDA laws and regulations, are inherent in our business. Such compliance requires us to perform regular testing of our water supply, an integral part of its products. If we fail an inspection, we must take immediate action to correct any deficiencies and fully document said action(s). All deficiencies must be corrected within thirty (30) days of inspection. Additional testing is required to ascertain cleanliness of equipment used in the processing and bottling of our products. Management believes it complies with the rules and regulations with which it is required to comply.

If we, our management and or our employees fail to comply with a governing rule or regulation, we may be subject to fines, or other penalties, or its business license may be lost or suspended. If we were to lose our license and suspend operations, it would have a material adverse effect on our business, financial condition and operating results. Management cannot predict whether we will incur such costs or penalties in the future.

We also recognize the oversight of our operations by OSHA. While management intends to conduct operations in a manner consistent with OSHA regulations and standards that limit accidents and bodily injury, there can be no assurance that an accident will not happen in the manufacturing facility or on any of our premises.

Limited Product Liability Insurance

The bottling and distribution of bottled water products can lead to product liability claims, including liability due to the presence of contaminants in its products. We will maintain insurance coverage against the risk of product liability. However, the amount of the insurance we may carry could be subject to certain exclusions and may, or may not, be adequate. In addition to direct losses resulting from product liability, we could suffer adverse publicity and damage to our reputation in the event of contamination which could have a material adverse effect on sales and profitability.

Our Management Owns Significant Amounts of Our Common Stock

Our directors and executive officers beneficially own approximately 54.43% of our outstanding common stock as of this date. Accordingly, these persons, as a group, will be able to exert significant influence over the direction of our affairs and business, including any determination with respect to our acquisition or disposition of assets, future issuances of common stock or other securities, and the election or removal of directors. Such a concentration of ownership may also have the effect of delaying, deferring, or preventing a change in control of the Company or cause our market price to decline. Notwithstanding the exercise of their fiduciary duties by the directors and executive officers and any duties that such other stockholder may have to the Company or our other stockholders in general, these persons may have interests different than yours.

We Do Not Expect to Pay Dividends for the Foreseeable Future

For the foreseeable future, it is anticipated that earnings, if any, that may be generated from our operations will be used to finance our operations and that cash dividends will not be paid to holders of our common stock.

Indemnification Of Directors, Officers And Others.

Our by-laws contain provisions with respect to the indemnification of our officers and directors against all expenses (including, without limitation, attorneys’ fees, judgments, fines, settlements, and other amounts actually and reasonably incurred in connection with any proceeding arising by reason of the fact that the person is one of our officers or directors) incurred by an officer or director in defending any such proceeding to the maximum extent permitted by Nevada law.

Risks Relating to our Common Stock

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

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. In particular, we have a substantial number of warrants outstanding and a decline in the price of our common stock would make it unlikely that those warrants would be exercised and that could be especially detrimental to our liquidity and our operations. Such reductions would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plan and operations, including our ability to expand our facilities and equipment, develop new products and continue our current operations. If our stock price declines, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

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

Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules will discourage investor interest in and will limit the marketability of our common stock.

Since Our Shares Are Thinly Traded, And Trading On The OTC Bulletin Board May Be Sporadic Because It Is Not An Exchange, Stockholders May Have Difficulty Reselling Their Shares.

Our common shares are currently listed for public trading on the Nasdaq Stock Market, Inc.’s OTC Bulletin Board and the Berlin Stock Exchange. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies, especially those with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if initiated, could result in substantial costs for us and a diversion of management’s attention and resources.

ITEM 2.	DESCRIPTION OF PROPERTY

We lease approximately 10,000 square feet of office space as our principal executive offices at 3830 Commerce Drive, St. Charles, Illinois 60174.

The water bottling plant and related facilities which we currently manage, and which we are in the process of acquiring, are located in Independence, Virginia. These properties include:

• approximately 620 acres of forestland,

• a 7,889 square foot fully equipped and operational water bottling facility,

• an 8,000 square foot former distribution warehouse, fully equipped value added products bottling facility, and

• a 6,500 square foot home on the premises.

Based on an independent appraisal, the real estate and facilities have an estimated fair value of $4.7 million. The existing equipment ranges in age and has been recently refurbished to ensure its reliability. The water bottling equipment operates at approximately 200 bottles per minute or 2.2 million cases annually, and the value added products bottling equipment operates at approximately 500 bottles per minute or 5.0 million cases annually. An independent appraisal of the equipment in these two facilities indicated a fair value of $1.1 million.

ITEM 3.	LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us which may materially affect us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 2, 2004 the Board of Directors approved the name change to Universal Food & Beverage Company and the reverse split as part of the Reorganization Agreement and authorized the Company’s officers to obtain written consents from the holders of a majority of the outstanding voting securities of the company.

Under Section 78.320 of the NGCL, any action required or permitted to be taken at an annual or special meeting of stockholders of a Nevada corporation may be taken without a meeting, without prior notice and without a vote, if a consent in writing is signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote were present and voted.

On November 2, 2004, three stockholders who were the owners of record of 12,253,406 shares of the company’s common stock, representing approximately 50.16% of the outstanding voting securities of our company, executed and delivered written consents authorizing and approving the name change and the reverse split. Accordingly, no vote or further action of the stockholders of the company was required. The amendment was described in the Information Statement on Form 14C, dated January 13, 2004, and distributed to our stockholders.

PART I I

ITEM 5.	MARKET FO R COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “UFBV”. Our common stock began quotation on the OTC Bulletin Board on September 30, 1998 under the trading symbol “HYTN”, and on January 15, 2004, following our name change, began quotation under the new symbol “CDIN”. On March 4, 2005 following our name change to Universal Food & Beverage Company, we commenced trading as “UFBV”.

The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission, and without giving effect to the Reverse Split and may not represent actual transactions. The high and low prices of our common stock, as listed on the OTC Bulletin Board (obtained from Yahoo—Finance), for each full financial quarter for the two most recent full fiscal years were as follows:

OTC Bulletin Board
Quarter Ended	High	Low
December 31, 2004	$0.23	$0.18
September 30, 2004	$0.30	$0.21
June 30, 2004	$0.18	$0.18
March 31, 2004	$0.24	$0.24
December 31, 2003	$0.11	$0.05
September 30, 2003	$0.18	$0.09
June 30, 2003	$0.18	$0.11
March 31, 2003	$0.33	$0.20

Our common shares are issued in registered form. Interwest Transfer Co. Inc., PO Box 17136, Salt Lake City, Utah 84117 (Telephone: 801-272-9294, Facsimile: 801-585-7569) is the registrar and transfer agent for our common shares.

Holders of Common Stock

As of March 24, 2005, we had 27,313,554 shares of common stock outstanding and approximately 88 stockholders of record.

Dividends

The Company has not paid any cash dividends on its Common Stock in the last two years and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

On February 24, 2005 we issued 2,365,996 pre-reverse stock split Common Shares to two creditors in satisfaction of debts in the aggregate sum of $236,599.60.

In the Share Exchange, we issued 24,634,345 shares of our common stock to the former UFB shareholders and they now own approximately 90.19% of the 27,313,554 issued and outstanding shares of our common stock. Also in the Share Exchange, the outstanding rights, warrants and options to acquire up to 13,184,345 shares of UFB common stock, became rights, warrants and options to acquire up to 13,184,345 shares of our common stock including:

•	common stock purchase warrants for 5,984,345 shares of our common stock at an exercise price of $2.00 per share through May 31, 2005, and $2.50 per share after May 31, 2005, until the warrants expire on March 2, 2006; and

•	rights of IWG to acquire (i) 3,000,000 shares of our common stock and (ii) warrants to purchase an additional 3,000,000 shares of our common stock (at an exercise price of $1.00 per share for a three-year period following their issuance), as part of the consideration in the IWG Assets Acquisition.

ITEM 6.	MANAG EMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” above.

The Company has not had any revenues from operation in each of its last two fiscal years. Prior to the share exchange on March 2, 2005, the Company was fairly characterized as a non-operating “shell” or development stage corporation.

Plan of Operation

We have an agreement with IWG to operate and manage its water bottling business in Independence, Virginia. The management agreement requires us to, among other things:

•	manage the day to day operations of the water bottling business and the related improved land;

•	conduct, direct and supervise the water bottling business and its operating and maintenance activities;

•	obtain all necessary operating permits and comply with all environmental and other regulatory matters; and

•	market and sell the products of the water bottling business.

We are responsible for all expenses of the operation of the water bottling business, including all employee costs, current debt service and all normal and regular recurring, operating expenses for the production, delivery and sale of the products, such as well maintenance, materials, shipping, etc. We are responsible for these expenses without regard to the revenues generated by the water bottling business, though we receive all proceeds from product sales of the water bottling business.

We formed an indirect wholly-owned Virginia subsidiary, Universal Food & Beverage Company of Virginia, to purchase the IWG Assets used in the water bottling business and related improved land pursuant to the terms of an asset purchase agreement and a real estate purchase agreement with IWG each dated as of February 28, 2005. These assets are described above under “Description of Property.”

Our agreements with IWG, as amended, require us to deliver (in addition to a paid $150,000 cash deposit) at the closing of the IWG Assets Acquisition:

•	3,000,000 shares of our common stock;

•	warrants to purchase 3,000,000 shares of our common stock;

•	a note to IWG in the original principal amount of $850,000; and

•	$500,000 in cash.

We have reserved 6,000,000 shares of common stock for issuance to IWG in connection with IWG Assets Acquisition. The warrant has an exercise price of $1.00 per share for a term of three years from the date of issuance. We will also assume at the closing $2,500,000 in bank debt and trade payables of the water bottling business. We intend to obtain a loan secured by the purchased assets from a local Virginia bank to refinance the outstanding debt as well as provide an additional $500,000 in debt financing.

Upon completion of the acquisition, we intend to complete the production expansion into the former distribution warehouse to provide for a second bottling line for value added products. We anticipate that the second line will operate at approximately 500 bottles per minute, an increase of five (5) million cases per year. To accommodate this increased capacity, we have leased 50,000 square feet of warehouse space for raw material and finished product storage.

Our strategy is to become a leading manufacturer and marketer of healthy and “value-added” food and beverage products. Our primary goal is to develop innovative products and packaging for direct and private label sale and to distribute products both domestically and internationally. We will also develop, test and perfect processing and packaging systems to provide manufacturing services, as well as develop new products and improve product quality.

We expect to identify future product offerings based upon wide criteria including consumer trends, product category, pricing and product sizing. We intend to market ‘value-added’ products, which will have added vitamins without sugar, sodium, or calories, energy replacement drinks and isotonic/electrolyte and oxygenated formulas amongst others. We plan to aggressively pursue the development of our brands and will seek out additional brand and product licenses to further enhance such development.

We intend to develop specific formulations to target these markets. Management will use its contacts to seek out these formulations with the intent of obtaining low cost licenses to produce products that will fulfill projected market needs. Management will use professional input from specialists including doctors, institutions and fitness experts. All new formulations will be thoroughly test marketed before national rollout. While we are developing our branded products and markets we are contracting with customers in need of production capacity and intend to co-pack their product to utilize our expanding facilities.

To expedite the development of these products, we have acquired and installed a “pilot” processing system, temporarily located in Beloit, Wisconsin. This pilot plant will be unique to the industry in its ability to thermally process a multitude of liquid food variations. The pilot plant will be available for internal product development as well as product development for our co-pack clients. The costs of test runs will be charged to our clients or rolled into the co-pack service costs.

We are a start up company. There is a substantial risk that we may not be able to meet our current operating and capital expenditure requirements. We will continue to be dependent on the sale of our equity securities and loans from banks and suppliers to satisfy our working capital requirements.

Satisfaction of our cash obligations for the next 12 months. Presently, we have limited revenues and have continuing capital and working capital requirements for start up. We are negotiating with banks and asset lenders to establish a working capital lending facility to support the projected cash flow needs. UFB incurred operating losses since its inception in July, 2004, this has continued since the Share Exchange, and this is likely to continue into fiscal 2005. We will sell additional equity securities to fund our cash needs. There is no assurance that we will be able to obtain adequate funds to support the business.

Summary of any product research and development that we will perform for the term of our plan of operation. We do not anticipate that we will expend any significant monies on outside research and development in the near future, but process improvement and development opportunities will continue to be worked on by our in-house staff.

Expected purchase or sale of plant and significant equipment. As previously discussed, we expect to complete the purchase of the IWG Assets early in the second quarter of 2005. We expect to complete the IWG Assets Acquisition with seller and bank financing without any additional non-financed cash.

Significant changes in the number of employees. We currently have 26 employees. After the purchase of the IWG Assets we will be adding more direct and indirect hourly employees to staff plant production as we bring on production lines and go to multiple shifts. This increase in labor expense is a part of the working capital growth requirement.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Liquidity and Capital Resources

All of our cash requirements to date have been met through working capital of UFB obtained in the Share Exchange

The Virginia water plant asset purchase will be primarily financed by debt.

We incurred operating and net income losses while operating under the current management agreement and anticipate continued losses following the completion of the acquisition during the start-up and development period of our operation.

We will seek to sell additional equity and obtain additional bank financing to fund on going operations and working capital growth.

We have entered into a performance agreement with the Commonwealth of Virginia providing for grants from Grayson County, Virginia of $75,000; grants from the Virginia Tobacco Fund of $150,000; and grants from the Commonwealth of Virginia of $150,000 (said funds were received in February 2005). In order to earn the full benefits of these grants, we must hire at least 90% of 151 new jobs we projected in the performance agreement; and fund at least 90% of the $7.0 million expansion budget on a new facility we projected in the performance agreement. If we do not meet those two criteria within 30 months from January, 2005, a pro rata portion of the grant funds must be returned.

In addition, we have qualified for industrial revenue bond financing from the Industrial Development Board of Grayson County, Virginia.

Over the next twelve months we will have significant start up and working capital cash requirements. We intend to fund our cash requirements through the sale of our equity securities and debt financings. However, there is no assurance that we will be able to sell additional equity or that debt financing will be available, or that the terms of such sales or financings will be satisfactory to management. Our failure to obtain additional available working capital will have a negative impact on our financial condition and operations.

In addition to cash requirements, our business plan requires that we successfully establish a new customer base and start several new production lines and the accompanying logistical challenges of obtaining inventory and manpower in a timely manner to meet customer demand. We believe that we have the requisite expertise to meet these demands, but the risks of not doing so must be considered. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Going Concern

The consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company’s cash position may be inadequate to pay all of the costs associated with production and marketing. Management intends to use bank borrowings and funds raised in selling equity securities to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The auditors’ report on the December 31, 2004 consolidated financial statements, which is prior to the completion of the March 2, 2005 acquisition and did not reflect our current business operations, includes an explanatory paragraph that indicates that substantial doubt exists about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

ITEM 7.	FINANCIAL STATEMENTS

See Financial Statements included in exhibits attached.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 8A.	CONTROLS AND PROCEDURES

We have been a development stage company with no revenues and during 2004 our officers and directors had responsibility for our internal controls and procedures over our financial reporting.

We have implemented and maintain disclosure controls and procedures which consist of: the control environment, risk assessment, control activities, information and communication and monitoring. Our scope of internal control therefore extends to policies, plans procedures, processes, systems, activities, initiatives, and endeavors required of a company with our limited transactions, revenues, expenses, and operations. These controls and procedures are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision of our officers and directors, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, our officers and directors concluded that, given the Company’s limited operations, our disclosure controls and procedures were effective.

Following the Share Exchange, there have been significant changes in the operating process and record keeping requirements of our operating business. We are working with outside consultants to develop and maintain procedures and controls for these new operations that are compliant with current controls requirements. There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect the controls subsequent to the date of the evaluation referenced below.

ITEM 8B.	OTHER INFORMATION

Form 8-Ks filed.

On October 1, 2004 we filed a Form 8-K reporting the signing of the Share Purchase Agreement and Plan of Reorganization with Universal Food & Beverage Company, a Delaware company.

On March 7, 2005 we filed a Form 8-K reporting our name change and Reverse Split and the completion of the Plan of Reorganization with Universal Food & Beverage Company, a Delaware company.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE O FFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name and position of our executive officer and directors as of March 23, 2005. Each of the following persons were appointed to their position on March 2, 2005 in connection with the Share Exchange.

Name	Age	Current Positions with the Company
Duane N. Martin	38	Director, Chairman of the Board and Chief Executive Officer
Marc R. Fry	47	Director, President and Chief Operating Officer
Ralph M. Passino	53	Vice President, Chief Financial Officer and Secretary
Joseph C. Balistreri	50	Vice President Marketing
Dr. Charles E. Sizer	56	Vice President Research and Development

Directors hold office until the next annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by any employment contract, at the discretion of the Board. Effective as of the Share Exchange, Roland Vetter, Carol O’Shea, Dana Hansen and Milton Datsopoulos, resigned as directors and officers. The professional biographies of our directors and officers follow below:

Duane N. Martin is a Director and our Chairman of the Board of Directors and Chief Executive Officer. Prior to the Share Exchange, he served in those capacities for UFB since its formation in July, 2004. Since 2002, Mr. Martin was President and owner of DNM Group, LLC, a real estate and management company, DNM Morris, LLC, a retail grocery company, and Martin Enterprises, a management company of personal care salons. In 1999, Mr. Martin was promoted to Executive Vice President of IGA Inc, and President of IGA North America, in which positions he served until he resigned from IGA to start the ventures identified in the prior sentence. Mr. Martin served in the IGA organization. From 1997, when he joined the IGA organization, until 1999, Mr. Martin was Vice President of Retail Operations, IGA USA.

Marc R. Fry is a Director and our President and Chief Operating Officer. Prior to the Share Exchange, he served in those capacities for UFB since its formation in July, 2004. From April 1996 to December, 2004, Mr. Fry was President and Chief Executive Officer of Alliance Holdings, Inc. a commercial design, construction and development company. From April 1993 to April 1996, Mr. Fry was Vice President and Chief Operating Officer of Parmalat USA Corp., and he was President and Chief Executive Officer of White Knight Packaging Corp. from November 1990 to April 1993 when it was acquired by Parmalat. Mr. Fry was the Regional Technical Manager of Tetra Pak Inc. from August 1984 to March 1991.

Ralph M. Passino is our Vice president and Chief Financial Officer. Prior to the Share Exchange, he served in those capacities for UFB since August 2004. From April 2004 to July 2004, Mr. Passino was a consultant to GenTek, Inc., an automotive and chemical manufacturer. From November 2003 to March 2004, Mr. Passino was Executive Vice President and Chief Financial Officer of American Household Inc. (formerly, Sunbeam Corporation). From October 1986 to April 2003, Mr. Passino was the Chief Financial Officer and then Vice President and General Manager of General Chemical Group Inc., an automotive and chemical manufacturer.

Joseph Balistreri is our Vice President- Marketing. Prior to the Share Exchange, he served in those capacities for UFB since its formation in July, 2004. Since 2001, Mr. Balistreri has been operating a marketing consulting group, JCB & Associates. Mr. Balistreri was the Creative Director for IGA, Inc. from 1998 to 2001. Prior to IGA, Mr. Balistreri served as the president of IMPACT Marketing in Madison, Wisconsin.

Dr. Charles Sizer is our Vice President Research and Development. Prior to the Share Exchange, he served in those capacities for UFB since its formation in July, 2004. Prior to July, 2004, Dr. Sizer was Director of the National Center for Food Safety and Technology at Illinois Institute of Technology (1998 to 2003). He was also General Manager of the Research Center (1993 to 1998), Director of Product Development (1986 to 1993), and Manager of Research and Aseptic Technology (1981 to 1986) for Tetra Pak USA. Dr. Sizer was an assistant Professor at Iowa State University (1979 to 1981). Dr. Sizer has been the President of Food Research Laboratories, Inc. (1978 to 1979); Section Manager (1976 to 1978) and Senior Research Scientist (1976 to 1978) for Frito-Lay Inc.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our directors for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a director receives an improper personal benefit. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interest.

No director, officer or affiliate of the Company is an adverse party to the Company or any of its subsidiaries in any material proceedings.

Director Compensation

As employees, the current members of the board of directors do not receive director’s fees. We reimburse our directors for reasonable expenses incurred in connection with director’s meetings. We will maintain D&O insurance for our directors and officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to the Company and written representations from our executive officers and directors, we believe that during the year ended 2004, all officers and directors of the Company did file all of their respective Section 16(a) reports on a timely basis.

Audit Committee

Our board of directors does not have an audit committee and no determination has been made as to whether any member of the board of directors qualifies as an audit committee financial expert as defined in Item 401 of Regulation S-B.

During 2004, our board of directors performed the same functions of an audit committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls.

Nominating Committee

We do not have a nominating committee or nominating committee charter. Our board of directors performed some of the functions associated with a nominating committee. We have elected not to have a nominating committee at this time, however, our board of directors intend to continually evaluate the need for a nominating committee.

Code of Ethics

We do not currently have a corporate code of ethics applicable to our principal executive officer and financial officers. Prior to the share exchange, we did not believe such a code was necessary as we were not an operating company. The new Board of Directors intends to consider adopting such a code.

ITEM 10.	EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation paid during fiscal 2004, 2003 and 2002 to our Chief Executive Officer and each of the other executive officers who received compensation in excess of $100,000 during the last fiscal year (“named executive officers”).

SUMMARY COMPENSATION TABLE

			Annual Compensation					Long Term Compensation
Name and Principal Position	Year		Salary	Bonus	Other Annual Compensation (Consulting)		Restricted Stock*	Options*	Others
Roland Vetter President, CFO	2004 2003 2002	(1) (2) (3)	0 0 0	$0 25,000 0	$ $ $	9,014 67,827 20,000	0 226,091 66,667	0 0 0	0 0 0
Andrew Schwab Secretary	2004 2003 2002	(4) (5) (6)	0 0 0	$0 25,000 0	$ $ $	40,000 80,000 88,000	0 383,333 166,667	0 400,000 0	0 0 0
Carol O’Shea Treasurer	2004 2003 2002	(7) (8) (9)	0 0 0	$0 25,000 0	$ $ $	11,386 22,000 30,000	0 156,667 0	0 50,000 0	0 0 0
*Pre-Reverse Split and post a 3:1 consolidation on December 31, 2003
1.	Our company entered into a consulting agreement with Mr. Vetter, our President and CFO, on April 30, 2003 for a period of 12 months at a rate of $7,000 per month. During 2004, Mr. Vetter agreed to work on a limited basis.
2.	During 2003, Mr. Vetter was awarded a bonus of $25,000 which was included within a debt settlement agreement for consulting fees that had accrued in 2003 which issued to Mr. Vetter 226,091 common shares in settlement of an aggregate debt of $67,827.33.
3.	Mr. Vetter provided consulting services to our company in 2002 valued at $20,000 paid for through the issuance of 66,667 shares.

4.	Mr. Schwab was paid pursuant to a consulting agreement commencing as of April 24, 2002, between our company and A. Schwab & Associates Inc., (“AS&A”) a company owned by Mr. Schwab, at a rate of $6,000 per month during 2004, of which $50,000 was paid for through the issuance of a share for debt which issued 166,667 shares.
5.	Mr. Schwab was to receive $8000 per month in 2002 of which $4,000 per month was to be deferred, until April, 2003, whereupon the rate was reduced to $6000 per month. Mr. Schwab was awarded a bonus of $25,000 which was included with the consulting fee in a debt settlement agreement which issued 383,333 common shares in settlement of an accrued debt of $115,000. On January 20, 2003, Mr. Schwab was granted options to purchase 400,000 common shares in the capital of our company. These options were voluntarily cancelled in November, 2004 as a condition to the Re-organization Agreement.
6.	Mr. Schwab was paid pursuant to a consulting agreement dated April 24, 2002, between our company and AS&A for an aggregate fee of $8,000 per month of which $50,000 was paid by means of a debt settlement agreement for 166,667 common shares.
7.	Ms. O’Shea, our Treasurer, was paid the approximate sum of $1,500 per month and worked on an “as needed” basis during 2004.
8.	Ms. O’Shea was awarded a bonus during 2003 of $25,000 which together with her consulting fee, was included within a debt settlement in exchange for 156,667 common shares. On January 20, 2003, Ms. O’Shea was granted options to purchase 50,000 common shares, which were voluntarily cancelled in November 2004 as a condition within the Re-organization Agreement.
9.	Ms. O’Shea received the approximate sum of $2,500 per month as the company’s bookkeeper and Treasurer during 2002.

OPTION GRANTS IN LAST FISCAL YEAR

Individual Grants

Name	Number of securities underlying options granted (1)	Percent of total options granted to employees in fiscal year	Exercise or base price ($/Share)	Expiration Date (1)
Carol O’Shea	50,000	6.6%	$0.50	January 19, 2006
Andrew Schwab	400,000	53.3%	$0.50	January 19, 2006

(1)	Subsequent to December 31, 2004, as required by the Reorganization Agreement and the Share Exchange, all existing options held by the named executive officers were cancelled without the exchange of value.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND

FISCAL YEAR-END OPTION VALUES

No options were exercised in the last fiscal year by any of our named executive officers. Subsequent to December 31, 2004, as required by the Reorganization Agreement and the Share Exchange, all existing options held by the named executive officers were cancelled without the exchange of value.

Compensation Committee

We currently do not have a compensation committee of the board of directors. Until a formal committee is established, our entire board of directors will review all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation and loans.

Post-Share Exchange Executive Compensation

Through our wholly-owned Delaware subsidiary, we have entered into five year employment agreements with each of our executive officers. The term will be automatically renewed for successive five year periods absent 30 days advance notice by either party. The employment agreements will provide for the following initial annual base compensation for each of our executive officers: D. Martin—$250,000; M. Fry—$175,000; R. Passino—$175,000; C. Sizer—$165,000; and J. Balistreri—$100,000; provided that in each case the executive has agreed to a deferral of 50% of his annual base compensation until we have achieved a $4 million annual rate of revenues.

Under the employment agreement, the executive is eligible for annual incentive bonuses and is entitled to benefits, such as retirement, health and other fringe benefits, a vehicle allowance, reimbursement of business expenses and other perquisites as may be approved by the Board from time to time.

Under the employment agreement, the executive’s employment may be terminated by him or us at any time and for any reason. If his employment is terminated for any reason, he will be entitled to payment of his accrued but unpaid base salary, vacation pay, unreimbursed business expenses and other items earned and owed to him by us. If his employment is terminated as a result of death or disability, he, or his estate in the event of his death, will be paid a pro rata share of his target incentive bonus.

If the executive’s employment is terminated by us for reasons other than for cause, or if he terminates his employment following a material breach by us of the employment agreement or for other defined reasons, he will be entitled additionally to continuing payments of his salary through the first anniversary of his termination, continuation of health benefits for him and his dependents for the same period and a pro rata payment of his target incentive bonus. All severance payments pursuant to the employment agreement terminate in the event the executive violates the confidentiality, noncompetition or nonsolicitation provisions of the employment agreement.

If the executive’s employment terminates for any reason other than discussed above, he is not entitled to any severance benefits under the employment agreement.

Pursuant to the employment agreement, each executive has agreed to keep all of our confidential information secret and he has agreed that, while he is employed by us and for a period of two years after his termination of employment, he will not compete with us in the bottled water and enhanced beverage business in the markets in which we operate, he will not solicit our customers for a competitive business and he will not solicit our employees.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 24, 2005, the ownership of our common stock by our (i) directors and executive officers, (ii) directors and executive officers as a group and (iii) persons who we know to own more than five percent of our common stock. As of March 2, 2005, there were 88 record holders of common stock and 27,313,554 shares of common stock outstanding.

Name and Address of Stockholder (1)	Number of Shares of Common Stock Owned (2)	Percentage of Common Stock Owned (2)
Duane N. Martin (3)	4,666,668	17.08%
Marc R. Fry (4)	4,000,000	14.64%
Ralph M. Passino (5)	3,200,000	11.71%
Joseph Balistreri	1,500,000	5.49%
Charles Sizer	1,500,000	5.49%
Bruce Neviaser (6)	6,103,338	22.34%
Rich Biscan (7)	1,931,334	7.07%
Newlin Martin (8)	1,525,000	5.58%
Directors and executive officers as a group (5 persons—Messrs. D. Martin, Fry, Passino, Balistreri and Sizer) (3)(4)(5)	14,866,668	54.43%

(1)	Unless otherwise indicated the address of all the persons named is c/o Universal Food & Beverage Company, 3830 Commerce Drive, St. Charles, IL 60174.

(2)	Beneficial ownership as reported in the table above has been determined in accordance with Instruction (4) to Item 403 of Regulation S-B of the Securities Exchange Act Based, based on 27,313,554 shares of common stock outstanding.

(3)	Includes 333,334 shares held by Elizabeth Martin, his wife. Includes 333,334 shares of common stock held by Mrs. Martin that were subject to warrants exercisable within 60 days of March 2, 2005.

(4)	Includes 300,000 shares held by BLPJ LLC, a limited liability company of which he is the sole member.

(5)	Includes 100,000 shares of common stock that were subject to warrants exercisable within 60 days of March 2, 2005.

(6)	Includes 333,334 shares held by Neviaser Enterprises, Inc., a corporation which he controls and 200,000 shares held by DNEV LLC, a limited liability company he controls. Includes 3,001,669 shares of common stock that were subject to warrants exercisable by him, Neviaser Enterprises, Inc. and DNEV LLC within 60 days of March 2, 2005

(7)	Includes 41,334 shares of common stock that were subject to warrants exercisable within 60 days of March 2, 2005.

(8)	Newlin Martin is the father of Duane Martin.

This table does not include the 6,000,0000 shares of our common stock that IWG may acquire under the rights, options and warrants discussed above under “Acquisition of the IWG Water Bottling Assets.” If those shares of common stock were issued to IWG, they would represent approximately 18.01% of our common stock outstanding.

Securities authorized for issuance under equity compensation plans.

We currently do not have any compensation plans under which our equity securities are authorized for issuance.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans from Related Party

On January 9, 2002, the Board approved the conversion of a loan of $1,554,562 from Mr. Bullock, who was a significant shareholder principal stockholder of the Company prior to the Share Exchange, into 1,554,562 Series C convertible preferred shares have a stated value of $1 per share. The preference shares have no voting rights and receive no dividends. On December 28, 2003, an agreement was reached with Mr. Bullock to issue that number of common shares at a ratio of two common shares of the Company for each one Series C Preferred Share, post the 3:1 rollback. On October 25, 2004, the Company completed the conversion of the Series C Preferred Shares and issued 3,109,124 common shares to Mr. Bullock and his assigns and thereafter immediately retired the Series C Preferred Share classification. There are no Preferred Shares outstanding as of the date of this report.

Subsequent to December 31, 2004, the Company issued 366,020 shares of its common stock on a pre-Reverse Split basis to a director of the Company in settlement for a promissory note valued at $36,602 and 1,999,976 shares of its common stock on a pre-Reverse Split basis to a significant shareholder in settlement of debts totaling an aggregate of $199,997.60.

ITEM 13.	EXHIBITS

(a)	Exhibits

2.1	Share Purchase Agreement and Plan of Reorganization (without exhibits and schedules) incorporated by reference from Form 8-K dated September 28, 2004, filed October 1, 2004)

3.1(a)	Amended and Restated Articles of Incorporation, filed April 30, 1999 (incorporated by reference from our Registration Statement on form 10-SB filed on October 28, 1999).

3.1(b)	Certificate of Amendment to Articles of Incorporation, filed October 20, 1999 (incorporated by reference from our Registration Statement on Form 10-SB filed on October 28, 1999).

3.1(c)	Certificate of Amendment to Articles of Incorporation, filed November 1, 2001 (incorporated by reference from our Form 10-QSB filed on November 14, 2001).

3.1(d)	Certificate of Amendment to Articles of Incorporation, dated December 30, 2003 (incorporated by reference from our Form 8-K filed on January 27, 2004).

3.1(e)	Certificate of Amendment to Articles of Incorporation, dated December 30, 2003 (incorporated by reference from our Form 8-K filed on March 7, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference from our Registration Statement on Form 10-SB filed on October 28, 1999).

4.1	Form of Common Stock Purchase Warrant (incorporated by reference from our Form 8-K filed on March 7, 2005).

10.1	Employment Agreement dated as of September 1, 2004 between Duane Martin and Universal Food & Beverage Company, a Delaware corporation (incorporated by reference from our Form 8-K filed on March 7, 2005).*

10.2	Employment Agreement dated as of September 1, 2004 between Marc Fry and Universal Food & Beverage Company, a Delaware corporation (incorporated by reference from our Form 8-K filed on March 7, 2005).*

10.3	Employment Agreement dated as of September 1, 2004 between Ralph Passino and Universal Food & Beverage Company, a Delaware corporation (incorporated by reference from our Form 8-K filed on March 7, 2005).*

10.4	Employment Agreement dated as of September 1, 2004 between Joseph Balistreri and Universal Food & Beverage Company, a Delaware corporation (incorporated by reference from our Form 8-K filed on March 7, 2005).*

10.5	Employment Agreement dated as of September 1, 2004 between Charles Sizer and Universal Food & Beverage Company, a Delaware corporation (incorporated by reference from our Form 8-K filed on March 7, 2005).*

10.6	Option Agreement dated as of September 1, 2004 between Universal Food & Beverage Company, a Delaware corporation, and Independence Water Group, LLC. (incorporated by reference from our Form 8-K filed on March 7, 2005).

10.7	Asset Purchase Agreement dated as of February 28, 2005 between Universal Food & Beverage Company of Virginia, a Virginia corporation, and Independence Water Group, LLC. (incorporated by reference from our Form 8-K filed on March 7, 2005).

10.8	Real Estate Purchase Agreement dated as of February 28, 2005 between Universal Food & Beverage Company of Virginia, a Virginia corporation, and Independence Water Group, LLC. (incorporated by reference from our Form 8-K filed on March 7, 2005).

10.9	2002 Stock Plan (incorporated by reference from our Form S-8 Registration Statement No. 333-90120, filed with the Commission on June 10, 2002)*

10.10	Form of Stock Option Agreement (incorporated by reference from our Form S-8 Registration Statement No. 333-90120, filed with the Commission on June 10, 2002)*

23.1	Consent of Independent Accountants.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith). *Management contract or compensatory plan or arrangement

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees. The aggregate fees billed for professional services rendered by KPMG LLP for the audit of the registrant’s annual financial statements and review of the financial statements included in the registrant’s Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2004 and 2003 were (in Canadian dollars) $35,000 and $32,500 respectively.

(2) Audit-Related Fees. None

(3) Tax Fees. None

(4) All Other Fees. None

(5) Policy On Audit Committee Pre-Approval Of Audit And Permissible Non-Audit Services Of Independent Auditors. We currently do not have a designated audit committee, and accordingly, the board of directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to our board of directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The board of directors may also pre-approve particular services on a case-by-case basis.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees. Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL FOOD & BEVERAGE COMPANY (Registrant)

By:	(signed) Duane N Martin
Duane N. Martin, Director, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(signed) Duane N Martin	Chairman, CEO and Director	March 31, 2005
Duane N. Martin

(signed) Marc R Fry	Director, President and COO	March 31, 2005
Marc R. Fry

(signed) Ralph M Passino	Vice President, CFO and Secretary	March 31, 2005
Ralph M. Passino

UNIVERSAL FOOD & BEVERAGE COMPANY

Index to Financial Statements

for the Years Ended December 31, 2004 and 2003

AUDITORS’ R EPORT

To the Shareholders and Board of Directors

We have audited the consolidated balance sheets of Universal Food & Beverage Company (formerly Cardinal Minerals Inc.) (a development stage enterprise) as at December 31, 2004 and 2003, and the related consolidated statements of operations and deficit and cash flows for the years ended December 31, 2004 and 2003 and the period from inception on November 24, 1994 to December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respect, the financial position of the Company as at December 31, 2004 and 2003 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and the period from inception on November 24, 1994 to December 31, 2004 in accordance with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1(a) to the consolidated financial statements, the Company has incurred recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in this regard are also described in note 1(a). The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

(signed) “KPMG LLP”

Chartered Accountants

Vancouver, Canada

March 24, 2005

UNIVERSAL FOO D & BEVERAGE COMPANY

(Formerly Cardinal Minerals Inc.)

(A Development Stage Enterprise)

Consolidated Balance Sheets

(Expressed in United States dollars)

December 31, 2004 and 2003

	2004	2003
Assets
Current assets:
Cash	$106	$687
Investment	1	1
Fixed assets (note 3)	8,235	12,351

Total assets	$8,342	$13,039

Liabilities and Stockholders’ Deficiency
Current liabilities
Accounts payable and accrued liabilities (note 4(b))	$292,106	$144,610
Promissory note (note 4(a))	43,875	10,000

	335,981	154,610
Stockholders’ deficiency:
Capital stock:
Authorized:
100,000,000 common shares with a par value of $0.01
25,000,000 preference shares with a par value of $0.01
Issued:
2,442,609 common shares (2003 – 2,131,697)	24,426	21,317
Nil preference shares (2003 – 1,554,562) (note 4(a))	—	1,554,562
Additional paid-in capital (note 5(a))	6,359,778	4,808,325
Deficit accumulated during the development stage	(6,711,843)	(6,525,775)

Total stockholders’ deficiency	(327,639)	(141,571)

Total liabilities and stockholders’ deficiency	$8,342	$13,039

Future operations (note 1(a))
Related party transactions (note 4)
Commitments (note 8)
Subsequent events (note 1)

See accompanying notes to consolidated financial statements.

UNIVERS AL FOOD & BEVERAGE COMPANY

(Formerly Cardinal Minerals Inc.)

(A Development Stage Enterprise)

Consolidated Statements of Operations and Deficit

(Expressed in United States dollars)

	Year ended December 31, 2004	Year ended December 31, 2003	Period from inception on November 24, 1994 to December 31, 2004
Revenue	$—	$—	$88,357
Expenses:
Consulting fees (note 4(c))	120,205	467,769	2,463,324
Professional fees	49,230	195,270	808,939
Product research and development costs	—	—	732,325
Administrative and other expenses	3,642	58,066	917,740
Interest	8,875	225,427	532,164
Corporate development	—	120,491	323,591
Mineral property option	—	25,000	275,000
Amortization	4,116	5,294	30,066

	186,068	1,097,317	6,083,149

Loss before undernoted	(186,068)	(1,097,317)	(5,994,792)
Loss on disposal of Camden-Agro Systems Inc.	—	—	(244,536)
Gain on disposal of Renewable Energy Corp.	—	—	162,900
Gain on disposal of Sunspring, Inc.	—	—	62,494

Loss for the period	(186,068)	(1,097,317)	(6,013,934)
Deficit accumulated during the development stage, beginning of period	(6,525,775)	(5,428,458)	—
Charge to deficit	—	—	(488,215)
Deemed dividend on preferred stock	—	—	(209,694)

Deficit accumulated during the development stage, end of period	$(6,711,843)	$(6,525,775)	$(6,711,843)

Basic and diluted loss per share	$(0.09)	$(0.98)	$(6.24)
Weighted average number of shares outstanding	2,188,768	1,123,295	964,073

See accompanying notes to consolidated financial statements.

UNI VERSAL FOOD & BEVERAGE COMPANY

(Formerly Cardinal Minerals Inc.)

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

(Expressed in United States dollars)

	Year ended December 31, 2004	Year ended December 31, 2003	Period from inception on November 24, 1994 to December 31, 2004
Cash provided by (used in):
Operations:
Loss for the period	$(186,068)	$(1,097,317)	$(6,013,934)
Items not involving the use of cash:
Amortization	4,116	5,293	30,065
Stock-based compensation	—	—	826,726
Shares issued as a financing fee	—	—	5,000
Mineral property option payment	—	25,000	275,000
Loss on disposal of Camden Agro-Systems Inc.	—	—	244,536
Gain on disposal of Renewable Energy Corp.	—	—	(162,900)
Gain on disposal of Sunspring, Inc.	—	—	(62,494)
Amortization of deferred financing costs	—	17,433	112,766
Changes in non-cash operating working capital:
Accounts receivable and other	—	100	9,193
Prepaids and deposits	—	8,009	—
Accounts payable and accrued liabilities	156,371	1,032,155	2,008,097

	(25,581)	(9,327)	(2,727,944)
Investments:
Capital expenditures	—	—	(47,341)
Cash on disposal of Camden Agro-Systems Inc.	—	—	(208)
Cash of acquired business	—	—	107,568
Reduction in cash on disposal of Sunspring, Inc.	—	—	(5,854)
Reduction in cash on disposal of Renewable Energy Corp.	—	—	(7,001)
Advances to Sunspring and REC prior to acquisitions	—	—	(175,000)

	—	—	(127,836)
Financing:
Promissory note	25,000	10,000	65,000
Issuance of common shares for cash	—	—	100,657
Loans (including accrued interest)	—	—	2,670,111

	25,000	10,000	2,835,768
Effect of exchange rate changes on foreign currency cash balances	—	—	19,432

Increase (decrease) in cash	(581)	673	(581)
Cash, beginning of period	687	14	687

Cash, end of period	$106	$687	$106

UNIVERSAL FOOD & BEVERAGE COMPANY

(Formerly Cardinal Minerals Inc.)

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows, Continued

(Expressed in United States dollars)

	Year ended December 31, 2004	Year ended December 31, 2003	Period from inception on November 24, 1994 to December 31, 2004
Supplementary information:
Interest paid	$—	$—	$-—
Income taxes paid	—	—	—
Non-cash transactions:
Deferred finance costs funded by loans to related parties	—	—	112,766
Issuance of common shares:
On acquisitions	—	—	310,950
In settlement of obligations	—	3,126,975	3,186,725
Mineral property option	—	25,000	275,000
Issuance of preference shares:
On acquisitions	—	—	160,000
In settlement of shareholder loan	—	—	1,554,562

See accompanying notes to consolidated financial statements.

UNIVERSAL F OOD & BEVERAGE COMPANY

(Formerly Cardinal Minerals Inc.)

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2004 and 2003

Period from inception on November 24, 1994 to December 31, 2004

1. Nature and continuance of operations:

Universal Food & Beverage Company (the “Company”), formerly Cardinal Minerals, Inc., (“Cardinal”) was incorporated pursuant to the laws of the State of Nevada on August 20, 1996. The Company is listed on the National Association of Securities Dealers Over-The-Counter Bulletin Board under the symbol “UFBV”.

On January 26, 2004, the Company announced that it had acquired an assignment of an option to purchase all of the outstanding issued and common shares of Hunter Gold Mining Corp., a Canadian corporation, which through its wholly owned US subsidiary, Hunter Gold Mining Inc., owned a 100% interest in the Bates-Hunter Gold Mine and the Golden Gilpin Mill (the “Bates-Hunter Project”) located in Central City, Colorado. This option to purchase was assigned to the Company by a significant shareholder of the Company. Under the terms of the assigned option and subsequent amending agreements, the Company confirmed its acceptance of Glen O’Gorman’s Exploration and Development Plan for the Bates-Hunter Project dated March 1, 2004 for completion of the Phase 1 work program by October 31, 2004.

On July 26, 2004, the Company reported that it was unable to finance the work programs as required within the terms of the option agreement to purchase the Bates Hunter Gold Mine in Central City, Co. Consequently the Company has returned the option to a major shareholder of the Company and the optionor of the property. In return, the optionor has forgiven the Company the $30,000 signing fee and related expenses in conjunction with the proposed acquisition.

On September 28, 2004, the Company entered into a Share Purchase Agreement and Plan of Reorganization, as amended (the “Reorganization Agreement”), with Universal Food & Beverage Company, a Delaware corporation (“UFB”), and its shareholders, for the exchange of all the outstanding shares and other rights with respect to UFB common stock for shares of Cardinal common stock, $0.01 par value. On November 2, 2005 written consent by a majority of the stockholders of Cardinal approved the change of the Company’s name and a reverse split of the common stock at a rate of one share of common stock for every ten shares currently outstanding.

Subsequent to December 31, 2004, and immediately prior to the share exchange with UFB, the Company effected the one (1) for ten (10) reverse stock split resulting in 2,679,209 shares remaining outstanding at that time. These financial statements give retroactive effect to this reverse stock split. On March 2, 2005 Cardinal changed its name to “Universal Food & Beverage Company” and UFB became a wholly owned subsidiary.

The former UFB shareholders collectively were issued 24,634,345 shares of the Company’s common stock and now own approximately 90.19% of the 27,313,554 issued and outstanding shares. The outstanding rights, warrants and options to acquire up to 13,184,345 shares of UFB common stock, became rights, warrants and options to acquire up to 13,184,345 shares of the Company’s common stock including 5,984,345 share purchase warrants exercisable at a purchase price of $2.00 per share for one (1) share of our common stock through May 31, 2005, and $2.50 per share from and after June 1, 2005, until the warrants expire on March 2, 2006 and rights of Independence Water Group LLC, or IWG to acquire 6,000,000 shares of our common stock on a one for one basis on the same economic terms.

UNIVERSAL FOOD & BEVERAGE COMPANY

(Formerly Cardinal Minerals Inc.)

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2004 and 2003

Period from inception on November 24, 1994 to December 31, 2004

1. Nature and continuance of operations (continued):

(a) Future operations:

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses and has not generated profitable operations since inception. In addition, at December 31, 2004 the Company has a working capital deficiency of $335,875 and a stockholders’ deficiency of $327,639. On March 2, 2005, as described further above, the Company completed a reverse merger with UFB and UFB management took control of the Company.

UFB is a start up company founded in July of 2004 with limited resources. UFB has incurred losses to date and anticipates continuing start-up expenses in excess of revenue. The Company’s cash position going forward may be inadequate to pay all of the costs associated with production and marketing. Management intends to use bank borrowings and funds raised in selling equity securities to mitigate the effects of its cash position. However, no assurance can be given that debt or equity financing, if and when required will be available.

Given the Company’s limited operating history, lack of sales, and the continued operating losses, there can be no assurance that it will be able to achieve or maintain profitability.

(b) Development stage enterprise:

For U.S. accounting purposes the Company has been considered to be a development stage enterprise from inception on November 24, 1994 to December 31, 2004 as its efforts have been and continue to be primarily directed towards the development of new products. The identification of an entity as a development stage enterprise does not impact the measurement and recognition principles applied in these consolidated financial statements but does require the disclosure of specified cumulative from inception and other information. The merger with and change of control to UFB will effect the assessment of the Company as being a development stage enterprise, as UFB has commenced production and revenue generation activities.

UNIVERSAL FOOD & BEVERAGE COMPANY

(Formerly Cardinal Minerals Inc.)

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2004 and 2003

Period from inception on November 24, 1994 to December 31, 2004

2. Significant accounting policies:

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

(a) Principles of presentation:

These consolidated financial statements include the accounts of Universal Food & Beverage Company (formerly Cardinal Minerals Inc.) (the “Company”) and do not give effect to the acquisition and recapitalization that occurred on March 2, 2005 (note 1).

These consolidated financial statements are presented in U.S. dollars which is the Company’s functional currency. Transactions denominated in other currencies are translated at exchange rates in effect at the date of the transactions with exchange gains and losses included in the determination of income. To date exchange gains and losses have been nominal.

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

(b) Fixed assets:

Fixed assets are recorded at cost. Amortization is calculated from the date of acquisition using the following method and rate:

Asset	Basis	Rate
Computer equipment	declining-balance	30%

(c) Loss per share:

Loss per share is calculated using the weighted average number of shares outstanding during the fiscal period. This average includes as outstanding common shares, shares issued in a reporting period from the date of their issuance. Diluted per share amounts do not differ from basic per share amounts as the effect of all stock options outstanding during the periods presented is anti-dilutive.

UNIVERSAL FOOD & BEVERAGE COMPANY

(Formerly Cardinal Minerals Inc.)

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2004 and 2003

Period from inception on November 24, 1994 to December 31, 2004

2. Significant accounting policies (continued):

(d) Stock option plan:

The Company has a stock-based compensation plan. For grants to employees, officers and directors (collectively, “employees”), compensation expense is recognized over the vesting period in an amount equal to the difference, if any, between the market value of the Company’s common shares at that measurement date and the exercise price. The value recognized for option grants is expensed in the consolidated statements of operations. Options granted to non-employees are recorded at their fair value as the services are provided and the options earned. No options were granted in the year ended December 31, 2004.

On September 17, 2004 the Board passed a resolution to cancel the existing stock options that were approved in 2000 and 2002, subject to receiving the agreement and consent in writing to cancel all of these options from each and every one of the Optionees that was a recipient of those options. Subsequent to September 17, 2004, the Board has received consents from all the recipients of existing stock options. At December 31, 2004, there are currently no stock options reserved for issuance.

Had the Company determined compensation expense using the fair value method at the grant date for its employee stock options, there would be no differences from the amounts reported for the years ended December 31, 2004 and 2003 for loss for the year or basic and diluted loss per share.

(e) Mineral property costs:

Mineral property costs incurred prior to the property having a bankable feasibility study are expensed as incurred.

(f) Income taxes:

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

UNIVERSAL FOOD & BEVERAGE COMPANY

(Formerly Cardinal Minerals Inc.)

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2004 and 2003

Period from inception on November 24, 1994 to December 31, 2004

3. Fixed assets:

2004	Cost	Accumulated amortization	Net book value
Computer equipment	$21,964	$13,729	$8,235

2003	Cost	Accumulated amortization	Net book value
Computer equipment	$21,964	$9,613	$12,351

4. Related party transactions and balances:

(a) Loans from related party:

On January 9, 2002, the Board approved the conversion of a loan of $1,554,562 from Mr. Bullock into 1,554,562 Series C convertible preferred shares have a stated value of $1 per share. The preference shares have no voting rights and receive no dividends. On December 28, 2003 an agreement was reached with Mr. Bullock to issue that number of common shares at a ratio of two common shares of the Company for each one Series C Preferred Share. On October 25, 2004 the Company completed the conversion of the Series C Preferred Shares and issued 310,912 common shares to Mr. Bullock and his assigns and thereafter immediately retired the Series C Preferred Share classification. There are no Preferred Shares outstanding at December 31, 2004.

At December 31, 2004, the Company has notes outstanding for $10,000 bearing interest at 5% per annum and for $33,875, to a related party, bearing interest at 10% for its term. The notes are currently due.

Subsequent to December 31, 2004, the Company issued 36,602 shares of common stock to a director of the Company as settlement for the 10% note payable having a value of settlement date, including accrued interest, of $36,602 and 199,977 shares of common stock to the largest shareholder in settlement of debts totaling an aggregate of $199,998.

(b) Accounts payable:

Included in accounts payable is $150,701 (2003—$12,591) payable to certain officers or private companies controlled by significant shareholders of the Company.

(c) Fees:

The Company has been charged administrative, management and consulting fees aggregating $110,400 (2003—$419,000) by certain officers, directors, significant shareholders or private companies controlled by them.

UNIVERSAL FOOD & BEVERAGE COMPANY

(Formerly Cardinal Minerals Inc.)

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2004 and 2003

Period from inception on November 24, 1994 to December 31, 2004

5. Capital stock:

(a) Issued:

	Number of shares	Value per share	Share capital	Additional paid-in capital
Issued for cash at inception, November 24, 1994	33	$19.91	$—	$657

Issued and outstanding at all period ends prior to September 30, 1998	33		—	657

Issued during the year ended December 31, 1998:
For investment in CASI	901,933	0.30	9,019	261,571
For financing fee	16,667	0.30	167	4,830

Issued and outstanding, December 31, 1998	918,633		9,186	267,058

Adjustments resulting in an increase in additional paid-in capital:
Shares cancelled	(100)	—	(1)	1
Stock based compensation options	—	—	—	222,500

Issued and outstanding, December 31, 1999 and 2000	918,533		9,185	489,559

Issued during the year ended December 31, 2001:
For investment in REC	66,667	0.30	667	19,333
For investment in Sunspring	66,667	0.30	667	19,333
For stock based compensation (note 9(c))	—	—	—	270,000
Stock based compensation options	—	—	—	75,165

Issued and outstanding, December 31, 2001	1,051,867		10,519	873,390

Issued during the year ended December 31, 2002:
For cash	3,333	30.00	33	99,967
In settlement of obligation	833	71.73	8	59,742
Stock-based compensation options	—	—	—	199,311
Deemed dividend on preferred stock	—	—	—	209,694

Issued and outstanding, December 31, 2002	1,056,033		10,560	1,442,104

UNIVERSAL FOOD & BEVERAGE COMPANY

(Formerly Cardinal Minerals Inc.)

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2004 and 2003

Period from inception on November 24, 1994 to December 31, 2004

5. Capital stock (continued):

(a) Issued (continued):

	Number of shares	Value per share	Share capital	Additional paid-in capital
Issued during the year ended December 31, 2003:
For mineral property	33,333	7.50	333	249,667
In settlement of obligations	1,042,325	3.00	10,424	3,116,554
Adjustments resulting from prior reverse split	6	—	—	—

Issued and outstanding, December 31, 2003	2,131,697		21,317	4,808,325

Issued during the year ended December 31, 2004:
Conversion of Series C Preferred	310,912	5.00	3,109	1,551,453

Issued and outstanding, December 31, 2004	2,442,609		$24,426	$6,359,778

(b) Issuance of shares for non-monetary consideration:

Shares issued to consultants for services rendered (including shares transferred by a principal shareholder), settlement of debt and the acquisition of assets or businesses are recorded based upon the fair market value of the shares at the date of the related agreements to issue the shares.

(c) Commitments to issue common shares:

Subsequent to the reporting period, on February 24, 2005, the Company issued 2,365,996 common shares in the capital of the Company at an ascribed price of $0.10 per share in settlement of certain debts to creditors (see note 4(a)).

(d) Approval of Reorganization Agreement:

On November 2, 2004, 3 beneficial and direct stockholders holding a total aggregate of 12,253,406 shares of common stock, representing approximately 50.16% of the outstanding voting securities of the company, executed and delivered to the Board written consents authorizing and approving a Reverse Split by a diminution in the number of shares of outstanding common stock at the rate of one share for every 10 shares of common stock then outstanding.

UNIVERSAL FOOD & BEVERAGE COMPANY

(Formerly Cardinal Minerals Inc.)

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2004 and 2003

Period from inception on November 24, 1994 to December 31, 2004

5. Capital stock (continued):

(e) Share Purchase Agreement and Plan of Reorganization:

On September 28, 2004, the Company entered into a Share Purchase Agreement and Plan of Reorganization, as amended (the “Reorganization Agreement”), with Universal Food and Beverage Company, a Delaware corporation (“UFB”), and its shareholders, for the exchange of all the outstanding shares and other rights with respect to UFB common stock for shares of Cardinal common stock, $0.01 par value. On November 2, 2005 written consent by a majority of the stockholders of Cardinal approved the change of the Company’s name and a reverse split of the common stock at a rate of one share of common stock for every ten shares of currently outstanding.

Subsequent to December 31, 2004, and immediately prior to the share exchange with UFB, the Company effected the one (1) for ten (10) reverse stock split resulting in 2,679,209 shares remaining outstanding at that time. Except where otherwise indicated, these consolidated financial statements give retroactive effect to this reverse stock-split. On March 2, 2005 our name changed to “Universal Food & Beverage Company” and UFB became a wholly owned subsidiary.

The former UFB shareholders collectively were issued 24,634,345 shares of the Company’s common stock and now own approximately 90.19% of the 27,313,554 issued and outstanding shares. The outstanding rights, warrants and options to acquire up to 13,184,345 shares of UFB common stock, became rights, warrants and options to acquire up to 13,184,345 shares of the Company’s common stock including 5,984,345 share purchase warrants exercisable at a purchase price of $2.00 per share for one (1) share of our common stock through May 31, 2005, and $2.50 per share from and after June 1, 2005, until the warrant expires on March 2, 2006 and rights of Independence Water Group LLC, or IWG to acquire 6,000,000 shares of our common stock on a one for one basis on the same economic terms.

(f) Stock option plans:

(i) 2001 Stock Option Plan:

On September 24, 2001, the directors of the Company approved the “2001 Stock Option Plan” (the “Plan”). Generally, the Plan provides for the granting of options to employees, officers, directors and consultants of the Company. On September 24, 2001, the Company’s directors approved the grant of 44,333 stock options having an exercise price of $5.10 each and an expiry date of September 24, 2006 to employees, officers, directors and consultants. These options vest as to 25% per annum on each of the first through fourth anniversary of grant in accordance with the Company’s stock option plan as may be amended from time to time. In 2004, all options were cancelled (note 1).

UNIVERSAL FOOD & BEVERAGE COMPANY

(Formerly Cardinal Minerals Inc.)

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2004 and 2003

Period from inception on November 24, 1994 to December 31, 2004

5. Capital stock (continued):

(f) Stock option plans (continued):

(ii) 2002 Stock Option Plan:

On March 28, 2002, the directors of the Company approved the “2002 Stock Option Plan” (the “2002 Plan”). Generally the 2002 Plan provides for the granting of options to employees, officers, directors and consultants of the Company. The 2002 Plan is authorized to grant options to acquire up to a total of 1,666,667 common shares provided that at no time shall the total number of common shares issuable upon exercise of all outstanding options exceed 30% of the issued and outstanding shares of the Company. These options vest as to 25% per annum on each of the first through fourth anniversary of grant in accordance with the 2002 Plan as may be amended from time to time. No option agreements have been entered into under the 2002 Plan to December 31, 2004.

6. Financial instruments:

(a) Fair value:

The fair values of financial instruments included in current assets and liabilities (excluding related party amounts) are equal to their carrying values due to their ability for prompt liquidation.

The fair value of loans from related parties cannot be reasonably estimated due to the nature of the amounts due and their relationship between the liable party and the Company and the lack of a ready independent market for such amounts payable.

(b) Currency fluctuation risk:

The Company has not entered into any material foreign exchange contracts to minimize or mitigate the effects of foreign exchange fluctuations on the Company’s operations or these financial statements. Management does not believe it faces any significant foreign currency fluctuation risk.

7. Income taxes:

At December 31, 2004, the Company had significant loss carry forwards that are available to offset taxable income in future years. Due to the Company’s financial operations and development stage enterprise status, no benefit attributable to these loss carry forwards has been recognized. The difference between the effective tax rate applied to the Company’s loss for the period and the recognized income tax expense of zero is primarily attributable to the non-recognition of loss carry forward benefits.

UNIVERSAL FOOD & BEVERAGE COMPANY

(Formerly Cardinal Minerals Inc.)

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2004 and 2003

Period from inception on November 24, 1994 to December 31, 2004

7. Income taxes (continued):

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

Due to the change of control that occurred on March 2, 2005, these losses will be significantly reduced and the utilization of any remaining losses restricted.

8. Commitments:

At December 31, 2004, the following arrangements were outstanding, all of which were terminated prior to the completion of the March 2, 2005 acquisition:

(a)	Effective as of April 24, 2002, the Company entered into a consulting agreement for administrative, marketing and management services, which expired April 23, 2003. Subsequently, the consultant has been retained on a month to month basis plus reimbursement for pre-authorized expenses. At December 31, 2004, accounts payable includes approximately $40,750 related to this arrangement.

(b)	On April 30, 2003, the Company entered into a consulting agreement for administrative and management services, which is effective until further notice and for a minimum period of 12 months. Effective January 1, 2004 the consultant has been retained on a month to month as needed basis plus reimbursement for pre-authorized expenses. At December 31, 2004 accounts payable includes approximately $7,500 related to this arrangement.

(c)	On April 20 2001, the Company entered into an advisory agreement for a two year term in which the advisor acted as its international strategic planner and assisted the Company to secure financing for new business opportunities. Subsequently, the advisor has been retained on a month to month basis plus reimbursement for all reasonable pre-approved expenses. At December 31, 2004, accounts payable includes $50,000 related to this arrangement.