Form 10QSB
period 2005-03-31
UNIVERSAL FOOD & BEVERAGE COMPNY
filed 2005-05-20
CIK 1097805

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM              TO

Commission file number 000-27853

UNIVERSAL FOOD & BEVERAGE COMPANY

(Exact name of small business issuer as specified in its charter)

Nevada	86-0913555
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

3830 Commerce Drive, St. Charles, Illinois	60174
(Address of principal executive offices)	(Zip Code)

630-584-8670

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the prior 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

As of May 16, 2005, the issuer had issued and outstanding              shares of its common stock.

Transitional Small Business Disclosure Format    YES  ☐    NO  ☒

Special Note on Forward-Looking Statements

The Company believes that certain statements contained in this report and in the future filings by the Company with the Securities and Exchange Commission and in the Company’s written and oral statements made by or with the approval of an authorized executive officer that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby.

The words and phrases “looking ahead,” “is confident,” “should be,” “will,” “predicted,” “believe,” “plan,” “intend,” “estimates,” “likely,” “expect” and “anticipate” and similar expressions identify forward-looking statements.

These forward-looking statements reflect the Company’s current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company’s operations and business environment which may affect the accuracy of forward-looking statements and cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. As a result, in some future quarter the Company’s operating results may fall below the expectations of securities analysts and investors. In such an event, the trading price of the Company’s common stock would likely be materially and adversely affected. Many of the factors that will determine results of operations are beyond the Company’s ability to control or predict.

Some of the factors that could cause or contribute to such differences include:

•	acceptance of the Company’s products in the marketplace;

•	changes in the non-alcoholic beverages business environment, including actions of competitors and changes in consumer preferences;

•	uncertainties relating to the Company’s ability to continue to compete effectively with other producers of non-alcoholic beverages and producers of alternative non-alcoholic beverage products with greater financial and management resources;

•	uncertainties relating to the Company’s ability to develop and distribute new proprietary products to respond to market needs in a timely manner and the Company’s ability to continue to protect its proprietary product information and technology;

•	uncertainties relating to the Company’s ability to consummate its business strategy, including the unavailability of suitable acquisition candidates, or the Company’s inability to finance general operating activities or future acquisitions or successfully realize synergies and cost savings from the integration of acquired businesses;

•	changes in the costs and availability of raw materials and the Company’s ability to adjust selling prices to reflect those changes;

•	the Company’s reliance on existing senior management and the impact of the loss of any of those persons or its inability to continue to identify, hire and retain qualified management personnel;

•	adverse weather conditions;

•	regulatory and legal changes;

•	the effectiveness of our advertising and marketing programs;

•	dependence upon third-party vendors;

•	our ability to achieve earnings forecasts;

•	ability to sustain and manage growth; and

•	changes in economic and political conditions.

The risks included here are not exhaustive. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impacts of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We have no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after May 20, 2005 or to reflect the occurrence of anticipated events.

Investors should also be aware that while we do, from time to time, communicate with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, investors should not assume that we agree with any statement or report issued by any analyst irrespective of the content of the statement or report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

Part I – Financial Information

Introductory Note

Unless the context requires otherwise, all references to “we,” “our,” or “us” or the “Company” are to Universal Food & Beverage Company, a Nevada corporation, formerly known as Cardinal Minerals, Inc.

On September 28, 2004 we entered into a Share Purchase Agreement and Plan of Reorganization (“Reorganization Agreement”) with Universal Food & Beverage Company, a Delaware corporation (“UFBC”), pursuant to which we acquired all the outstanding common stock and other equity based securities of UFBC in exchange for shares of our common stock, $.01 par value. On March 2, 2005, we completed the transactions contemplated by the Reorganization Agreement. Immediately prior to the share exchange, we effected a one (1)-for ten (10) reverse stock split of our shares of common stock then outstanding.

As a result of the share exchange and other transactions contemplated by the Reorganization Agreement and accounting for the reverse acquisition:

•	UFBC became a wholly owned subsidiary of the Company;

•	the historical financial statements of UFBC are now the historical financial statements of the Company;

•	the Company changed its name to Universal Food & Beverage Company;

•	the former UFBC shareholders collectively were issued 24,634,345 shares of our common stock representing approximately 90.19% of our 27,313,554 issued and outstanding shares after the share exchange; and

•	the outstanding rights, warrants and options to acquire UFBC common stock became rights, warrants and options to acquire shares of our common stock on a one-for-one basis on the same economic terms.

The reverse acquisition was treated for financial accounting purposes as a recapitalization of UFBC and therefore the accompanying financial statements are those of UFBC rather than the historical financial statements of the Company.

As UFBC was incorporated in July 2004, there are no comparative financials for the quarter ended March 31, 2004.

Prior to the share exchange, UFBC managed the operations of certain water bottling equipment, buildings and water rights in Independence, Virginia for Independence Water Group, LLC, or IWG. On March 31, 2005, the Company through its Virginia subsidiary purchased the business assets of IWG formerly managed by UFBC.

Item 1. Financial Statements

UNIVERSAL FOOD & BEVERAGE COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2005 and DECEMBER 31, 2004

	3/31/2005	12/31/2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$63,413	$243,161
Trade and other receivables	64,280	4,093
Inventories	156,327	161,294
Prepaid expenses	103,504	7,821

Total Current Assets	387,524	416,369

PROPERTY, PLANT AND EQUIPMENT- NET	7,535,659	1,274,470

OTHER ASSETS
Deposits	77,736	11,735
Deposits on acquisition	—	150,000
Prepaid acquisition costs	—	39,534
Note receivable	400,067	275,067
Intangibles and water rights	1,929,344	—

Total Other Assets	2,407,147	476,336

Total Assets	$10,330,330	$2,167,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term debt	$1,387,773	$62,769
Current portion of long-term debt	61,300	—
Accounts payable	685,924	109,426
Accrued expenses	622,050	551,309

Total Current Liabilities	2,757,047	723,504

LONG TERM LIABILITIES
Long term debt, less current portion	2,438,700	—
Other long term liabilities	375,000	—

Total Long-Term Liabilities	2,813,700	—

Total Liabilities	5,570,747	723,504

STOCKHOLDERS’ EQUITY
Common stock	303,136	23,138
Paid in Capital	7,872,960	4,860,458
Paid in Capital- Warrants	660,000	—
Accumulated Deficit	(4,016,513)	(3,379,925)
Note receivable- Stockholder	(60,000)	(60,000)

Total Stockholders’ Equity	4,759,583	1,443,671

Total Liabilities and Stockholders’ Equity	$10,330,330	$2,167,175

The accompanying notes are an integral part of the financial statements.

UNIVERSAL FOOD & BEVERAGE COMPANY AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31,2005

Net Sales	$76,370

Cost of Goods Sold	177,998

Gross Margin	(101,628)

Expenses
Selling expenses	31,037
Office and administrative expenses	501,487

Total Costs and Expenses	532,524

Loss from Operations	(634,152)

Other (Income) Expense
Interest expense	893
Other expense	1,543

Total Other Expense	2,436

Loss Before Income Taxes	(636,588)

Provision for Income Taxes	—

Net Loss	$(636,588)

Basic and Diluted Net Loss per Common Share	$(0.03)

Weighted Average Common Shares Outstanding	24,682,471

The accompanying notes are an integral part of the financial statements.

UNIVERSAL FOOD & BEVERAGE COMPANY AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THREE MONTHS ENDED

March 31, 2005

	Common stock
	Par value- $.01 (.001 prior to reverse acquisition) 100,000,000 shares authorized		Paid in Capital	Paid in capital- Warrants	Accumulated deficit	Note Receivable- Stockholder	Total
	Shares	Amount
Balance at January 1, 2005	23,137,677	$23,138	$4,860,458	$—	$(3,379,925)	$(60,000)	$1,443,671
Issuance of shares and warrants through private placement	1,496,670	14,967	1,107,533	—	—	—	1,122,500
Issuance of stock and recapitalization in connection with reverse acquisition	2,679,239	235,031	(315,031)	—	—	—	(80,000)
Issuance of shares and warrants in connection with acquisition agreement	3,000,000	30,000	2,220,000	660,000	—	—	2,910,000
Net loss for period	—	—	—	—	(636,588)	—	(636,588)

Balance at March 31, 2005	30,313,586	$303,136	$7,872,960	$660,000	$(4,016,513)	$(60,000)	$4,759,583

UNIVERSAL FOOD & BEVERAGE COMPANY AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31,2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(636,588)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	6,201
Changes in operating assets and liabilities -
Trade receivables	(60,187)
Prepaid expenses	(56,149)
Inventories	4,967
Accounts payable	428,928
Accrued expenses	70,740

Net Cash Used In Operating Activities	(242,088)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in note receivable	(125,000)
Increase in deposits	(66,000)
Acquisition of Cardinal Minerals, Inc.	(80,000)
Business acquisition	(3,175,074)
Capital expenditures	(964,090)

Net Cash Used In Investing Activities	(4,410,164)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from government grants	375,000
Proceeds from short-term debt	500,000
Proceeds from long-term debt	2,500,000
Payments on long-term debt	(24,996)
Capital contributions	1,122,500

Net Cash Provided By Financing Activities	4,472,504

NET DECREASE IN CASH	(179,748)

CASH -
Beginning of period	243,161

End of period	$63,413

Supplemental disclosures of cash flow information
Cash paid during the period for:
Income taxes	$—

Interest	$893

Supplemental schedule of non-cash investing and financing activities

In connection with the business acquisition (see note 16), a portion of the purchase price was funded by stock and warrants valued at $2,910,000 and seller financing of $850,000.

The accompanying notes are an integral part of the financial statements.

UNIVERSAL FOOD & BEVERAGE COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (March 31, 2005 Notes are Unaudited)

MARCH 31, 2005

1.	BASIS OF PRESENTATION

The accompanying consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented.

On March 2, 2005, the registrant, f/k/a Cardinal Minerals, Inc. (“Company”) completed the share exchange with Universal Food & Beverage Company (“UFBC”) shareholders contemplated by a Share Purchase Agreement and Plan of Reorganization (“Reorganization Agreement”) dated September 28, 2004. The Company acquired all of the outstanding shares and other rights with respect to UFBC common stock for shares of common stock, $.01 par value, of the Company. Immediately prior to the share exchange, the Company effected a one (1)-for ten (10) reverse stock split for its shares of common stock then outstanding.

As a result of the share exchange and other transactions contemplated by the Reorganization Agreement and accounting for the reverse acquisition:

•	UFBC became a wholly owned subsidiary of the Company.

•	The historical financial statements of UFBC will be presented as the historical financial statements of the registrant (Company).

•	The Company changed it’s name to Universal Food & Beverage Company

•	the former UFBC shareholders collectively were issued 24,634,345 shares of the Company’s common stock representing approximately 90.19% of the 27,313,554 issued and outstanding shares immediately following the share exchange.

•	the outstanding rights, warrants and options of UFBC common stock became rights, warrants and options to acquire shares of the registrant’s common stock on a one-for-one basis on the same economic terms.

•	the one year term for all existing warrants was amended to begin as of March 2, 2005.

The reverse acquisition was treated for financial accounting purposes as a recapitalization of UFBC and therefore the accompanying financial statements are those of UFBC rather than the historical financial statements of the Company. Since UFBC was formed on July 19, 2004, there are no comparative financials for the quarter ended March 31, 2004. At the closing, $80,000 of the former Cardinal liabilities were assumed and then paid as a result of the reverse acquisition.

2.	GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going-concern basis, which presumes that the Company will be able to continue to meet its obligations and realize its assets in the normal course of business.

As shown on the accompanying consolidated financial statements, the Company has incurred operating losses since it’s inception. Management believes that the Company will continue to incur operating losses until Company revenues can sustain the business. As of March 31, 2005, the Company has a working capital deficit of approximately $2,370,000 and positive stockholders’ equity of approximately $4,760,000. The Company is dependent upon continuing equity infusions to fund on-going start-up operations. The Company is approaching various banks about obtaining a working capital line to help fund the growth of working capital as revenues increase and inventory and receivables levels rise - these discussions are on-going. While the Company believes that existing and prospective shareholders will provide the required equity funding there can be no assurance that the equity funding required can be obtained, or that bank financing will be available.

The inability to obtain required equity funding would materially affect the Company’s ability to continue and would adversely impact the current equity value of the Company. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

UNIVERSAL FOOD & BEVERAGE COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

3.	MANAGEMENT AGREEMENT

On September 1, 2004, UFBC entered into a Management Agreement with Independence Water Group, LLC (“IWG”), whereby UFBC was to manage the water bottling business of IWG. UFBC was responsible for sales and all costs of the facility, including normal debt payments of IWG, maintenance of the plant and equipment, insurance, taxes, etc. during the term of the agreement. The original expiration of the agreement was December 1, 2004, but the agreement was informally extended through March 31, 2005. The intention of the parties was to allow UFBC to manage the business until such time that UFBC could acquire the business in accordance with it’s strategic plan.. As described in note 16, IWG’s net assets were purchased on March 31, 2005.

In connection with the Management Agreement, UFBC issued IWG an option to receive 1,000,000 units, each unit consisting of one share of common stock and one warrant to purchase an additional share of stock. The option was exercisable with no consideration after the consummation of an acquisition agreement. The warrants were to be priced at $2.00 for 90 days and $2.50 for the next 275 days. The warrant pricing was modified in the final acquisition agreements to be exercisable over three years for $1.00. The fair value of the shares and warrants are included in the purchase price of IWG (see note 16).

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - Universal Food & Beverage Company (the “Company”) is a Nevada corporation. The Company is a manufacturer and marketer of food and beverage products.

Basis of Financial Statement Presentation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Inventories - Inventories are valued at the lower of cost or market using the first-in, first-out, (FIFO) method of valuation.

Property, Plant and Equipment - Property and equipment are recorded at cost. Depreciation is computed using the straight line method over the estimated useful lives (5-7 years for equipment; 25 years for buildings) of the assets. Depreciation expense was $6,201 for the period ended March 31, 2005.

Long Lived Assets - The Company reviews the carrying value of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. To date, the Company has not recognized any assets which are impaired.

Intangibles/Water Rights - The Company acquired certain intangibles and water rights from IWG (see note 16). The Company believes that these rights have indefinite lives and are therefore not being amortized. These rights are reviewed for impairment annually.

Revenue Recognition - Revenue is recognized when merchandise is shipped to the customer.

Shipping and Handling Fees and Costs - The Company classifies shipping and handling costs billed to customers as net sales; costs related to shipping are classified as cost of goods sold.

Income Taxes - The Company and its subsidiary file consolidated federal and state income tax returns.

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are provided for temporary differences between financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled, subject to a valuation allowance when it is more likely than not that some or all of the deferred tax asset will not be realized.

Stock Based Compensation - The Company accounts for stock based compensation in accordance with FASB No. 123R, Share-Based Payment, which requires the fair value method of recording such items. There are currently no options outstanding.

Research and Development Costs - Research and development costs are expensed as incurred.

UNIVERSAL FOOD & BEVERAGE COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- CONTINUED

Loss per Share - Basic loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average common shares outstanding during the period. Diluted loss attributable to common stockholders adjusts basic loss per share for the effects of stock options, warrants and other potentially dilutive financial instruments, only in such periods in which such effect is dilutive.

Since the Company is in a net loss position, Basic and dilutive net loss per share are the same since the inclusion of other common stock equivalents would be anti-dilutive.

Accounts and Notes Receivable - The Company makes judgments as to the collectibility of accounts and notes receivable based on historic trends and future expectations. Management estimates an allowance for doubtful accounts, which represents the collectibility of the receivables. Management does not believe an allowance is required as of March 31, 2005.

Use of Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

5.	INVENTORIES

	3/31/2005	12/31/2004
Inventories, consist of the following:
Raw materials	$75,573	$78,180
Finished goods	80,754	83,114

	$156,327	$161,294

6.	PROPERTY, PLANT AND EQUIPMENT

	3/31/2005	12/31/2004
Property, plant and equipment consist of the following:
Leasehold improvements	$220,340	$195,361
Furniture and office equipment	51,534	51,534
Equipment and improvements in progress	2,637,673	1,033,162
Buildings	905,900	—
Land	3,732,000	—

	7,547,447	1,280,057
Less: accumulated depreciation and amortization	11,788	5,587

	$7,535,659	$1,274,470

7.	NOTE RECEIVABLE

The note receivable consists of advances of $400,067 to a business partner. The notes bear interest at 5% with interest and principal payments to begin April 1, 2005 and payable over a 12 month period. The managements of both companies are negotiating a business arrangement whereby interest and principal payments may be made through a profit sharing arrangement of shared business opportunities.

UNIVERSAL FOOD & BEVERAGE COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

8.	SHORT-TERM DEBT

Short-term debt consists of the following:

•	An equipment loan in the amount of $500,000 with a commercial bank obtained in connection with acquisition of IWG (see note 16). The note is due on December 31, 2005, with monthly interest only payments at prime plus one percent (effectively 6.75% at March 31, 2005) and is collateralized by certain equipment in the Virginia facility.

•	An equipment loan in the amount of $850,000 with IWG (see note 16). The loan is due on March 31, 2006, with interest only payments at six percent for six months then converting to twelve percent until maturity and is secured by a second position on certain equipment and real estate in Virginia.

•	Installment note payable for equipment, with twelve monthly payments of $6,472, including interest at 8%, through October 2005.

9.	LONG-TERM DEBT

Effective March 31, 2005, in conjunction with the Asset Purchase Agreement (see note 16), the Company borrowed $2,500,000 in mortgage financing secured by the real estate of the Company’s Virginia subsidiary. The mortgage maturity date is March 31, 2025 and requires amortizing principle and interest payments over 20 years with interest at prime plus one percent (effectively 6.75% at March 31, 2005). The annual principle payments will vary based upon changing interest rates over time.

10.	ACCRUED EXPENSES

Included in accrued expenses are deferred salaries of executive officers of approximately $250,000. The officers agreed to defer 50% of their compensation until the operations of the bottling facility reaches an annual revenue rate of $4,000,000.

11.	INCOME TAXES

Due to the operating losses incurred, the Company has no current income tax provision. The tax effect of the existing net operating losses give rise to significant portions of the deferred tax asset as follows as of March 31:

	3/31/2005	12/31/2004
Deferred tax assets
Net operating loss carry forward	$1,526,000	$1,284,000

Total deferred tax assets	1,526,000	1,284,000

Valuation allowance	(1,526,000)	(1,284,000)

Net deferred tax asset	$—	$—

At March 31, 2005 and December 31, 2004, the Company has net operating loss carry forwards for Federal and state income tax purposes totaling approximately $4,016,000 and $3,380,000 respectively, available to offset future taxable income. These loss carry forwards expire in years beginning in 2024, unless utilized sooner. The registrant, prior to the exchange had net loss carry forwards of as much as $2,000,000. Due to IRS regulations with respect to changes of control, the amount available to be utilized on an annual basis will be limited (and is therefore not included in the table above). In addition, the ability to use the registrant’s prior carryforwards before they expire is uncertain.

12.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consists of two grants from the State of Virginia in the amount of $375,000, which were provided to the Company for the purpose of constructing a new bottling plant and increasing local employment. Due to the uncertainty of meeting the specific terms of the agreements, the Company has classified these grants as liabilities.

UNIVERSAL FOOD & BEVERAGE COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

13.	PRIVATE PLACEMENT OFFERING

The Company (beginning as UFBC and later as the Company) conducted a private placement offering, which began in September, 2004 and was terminated March 1, 2005, the day prior to the reverse acquisition described in note 1. The offering was for a maximum of $7,500,000, consisting of 10,000,000 units priced at $.75. Each unit consisted of one share of common stock and one warrant. The exercise price of the warrants was $2.00 for the first 90 days after subscription and $2.50 for the balance of a one year period. For the period ended March 31, 2005, the Company issued 1,496,670 units or $1,122,500. In total, the Company issued 4,962,345 units for $3,721,744.

The terms of the Reorganization Agreement called for the conversion of the former existing warrants to warrants of the new merged company. In addition, the Company modified the warrants to restart the 365 day term of the warrant agreement effective the date of the merger. There was no financial statement effect based on this modification.

The Company is continuing its efforts to raise funds through private placements.

14.	WARRANTS

During the period ended March 31, 2005, the Company had the following activity related to stock warrants:

	Number of Warrants	Range of Exercise Prices
Balance at January 1, 2005	4,487,677	$2.00 - $2.50
Issued	4,496,670	$1.00 - $2.50
Exercised	—
Forfeited	—

Balance at March 31, 2005	8,984,347	$1.00 - $2.50

All warrants are fully exercisable at March 31, 2005.

15.	LEASES

In December, 2004, the Company entered into a five year lease for its executive offices. The lease requires minimum monthly payments ranging from $6,199 to $7,059 during the term of the lease. The lease also provides for two three year extensions.

In October, 2004, the Company entered into a one year lease for a warehouse. The lease requires minimum monthly payments ranging from $3,000 to $6,000 per month. The lease also provides for a six month or five year renewal at $7,500 per month.

The Company also leases various equipment on operating leases. Total rent expense for the period ended March 31, 2005 was approximately $29,000. Minimum annual rental payments under operating leases are as follows for the years ended March 31,

2006	$107,390
2007	77,047
2008	79,223
2009	81,905
2010	63,535

$409,100

UNIVERSAL FOOD & BEVERAGE COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

16.	BUSINESS ACQUISITION

On March 31, 2005, the Company’s wholly-owned Virginia subsidiary, Universal Food & Beverage Company of Virginia, completed the purchase from Independence Water Group, LLC (“IWG”), of the assets of IWG’s water bottling business pursuant to the terms of an asset purchase agreement and real estate purchase agreement (“Asset Purchase Agreement”) with IWG. The assets consisted of approximately 620 acres of forestland, certain water rights, a fully equipped and operational water bottling facility, a distribution warehouse and a home.

The purchase price consisted of the following:

•	$650,000 in cash, including a $150,000 deposit previously provided

•	3,000,000 unregistered shares of Company stock, including 1,000,000 option shares in connection with the management agreement (see note 3)

•	3,000,000 unregistered warrants of Company stock, including 1,000,000 warrants in connection with the management agreement (see note 3), which are exercisable over three years at a price of $1.00 per share

•	payment of outstanding IWG obligations in the amount of $2,500,000.

•	Note payable to IWG in the amount of $850,000, which bears interest at a rate of 6 % annually for the first six months and 12% thereafter, and is payable in full on March 31, 2006.

The fair value of the 3,000,000 shares of stock issued was calculated at $.75/share or $2,250,000 based upon a third party valuation approved by the Company’s Board of Directors. The fair value of the 3,000,000 warrants was calculated as $660,000 using the Black Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%; risk-free interest rate of 3.96%; expected volatility of 55%, and an expected life of 3 years.

The aggregate consideration paid for the acquisition was as follows:

Fair value of common stock issued	$2,250,000
Fair value of warrants issued	660,000
Cash consideration	650,000
Transaction costs	175,074
Payables assumed	147,570
Payment of seller mortgage	2,500,000
Note due to seller	850,000

$7,232,644

The cash portion of the acquisition was in part funded through the proceeds from a $2,500,000 long-term note and a $500,000 short-term note.

The acquisition has been accounted for as a purchase and the purchase price, including the direct costs of acquisition, have been allocated as follows:

Land	$3,732,000
Buildings	905,900
Equipment	665,400
Intangibles and water rights	1,929,344

$7,232,644

The excess of the purchase price over the estimated fair values of the tangible assets acquired and liabilities assumed was allocated to intangibles/water rights. These allocations are subject to revision when the Company receives final information, including appraisals and other analyses.

Since the business was acquired on the last day of the period ending March 31, 2005, the Company’s results of operations do not include the results of the IWG acquisition. If the acquisition had occurred at the beginning of the period presented, depreciation would have been higher by $30,420 increasing the pre-tax and net loss by this amount and increasing the loss per share by less than one cent.

Item 2. Management’s Discussion and Analysis or Plan of Operation

See the Introductory Note on page 4 for discussion of the share exchange with UFBC and our acquisition of the assets of IWG, both of which events have been described in Form 8-Ks filed by the Company.

Overview

•	Our wholly-owned Virginia subsidiary, currently owns and operates the water bottling equipment, buildings and water rights in Independence, Virginia.

•	Our strategy is to become a leading manufacturer and marketer of healthy and “value-added” food and beverage products. Our primary goal is to develop innovative products and packaging for direct and private label sale and to distribute products both domestically and internationally. We will also develop, test and improve processing and packaging systems to provide manufacturing services, as well as develop new products and improve product quality.

•	We additionally intend to identify and pursue additional acquisitions of other water bottling businesses and product lines in the United States and Canada in order to implement our strategy of expanding capacity, sales and product offerings.

Our principal executive offices are at 3830 Commerce Drive, St. Charles, Illinois 60174. Our telephone number is (630) 584-8670.

Results of Operations

Because the share exchange was treated for financial accounting purposes as a recapitalization of UFBC, its financial statements rather than the Company’s historical financial statements have been included in this report. As UFBC was incorporated in July, 2004, there are no comparable financials for March 31, 2004.

Sales

Sales of $76,370 consist primarily of sales of reworked product. Normal production had not begun as of the end of the quarter.

Cost of Goods Sold

Cost of Goods Sold of $177,998 consist primarily of under absorbed manufacturing overhead costs of rent, utilities and other operating expenses incurred under that management agreement with the Independence Water Group as the plants are readied for larger scale production.

Gross Margin

The loss of $101,628 results from above mentioned sales being inadequate to absorb related operating expenses.

Selling, Office and Administrative Expenses

Selling, Office and Administrative expenses of $532,524 consist primarily of initial administrative and marketing development, legal, accounting and R&D expenses of preparing the Company for business and the expense of developing product images, packaging and meeting with potential customers.

Other (Income)/Expense

Net Other Expense of $2,436 consists primarily of equipment lease interest expense and miscellaneous bank fees and charges.

Loss Before Income Taxes

Pre-tax loss of $636,588 results from the above mentioned gross margin loss and selling, office and administrative expense and other (income)/expense.

Tax

The Company is in a net operating loss position and cannot with assurance predict future tax liabilities against which to offset current tax benefits, so the deferred tax asset has been fully reserved.

Net Loss

A Net Loss of $636,588 or $.03 per weighted average common share outstanding results from the above mentioned loss before income taxes with no benefiting tax offset.

Liquidity and Capital Resources

As of March 31, 2005, the Company had working capital of negative $2,369,523. During the quarter the Company generated a deficit in cash flow from operations of $242,088. The deficit in cash flow from operating activities is primarily attributable to the Company’s net loss from operations of $636,588, in addition to increases in receivables of $ 60,187, and prepaid expenses of $ 56,149 partially offset by a growth in accounts payable of $428,928 and accrued expenses of $ 70,740.

Cash flow used in investing activities for the quarter ended March 31, 2005 was $4,410,164, which is primarily attributable to the purchase of the IWG assets ($3,175,074) and capital expenditures ($964,090).

The Company met its cash requirements for the acquisition of the IWG assets through the issuance of bank debt secured by the assets purchased of $3,000,000. Operating expense cash needs were met from cash received by UFBC for the sale of its common stock ($1,122,500) prior to the share exchange and the receipt of government grants of $375,000 during the quarter. Subsequent to the end of the quarter, the Company has received proceeds from the exercise of stock warrants totaling $124,000.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required immediately in order to meet our current and projected cash flow deficits from operations and development. We estimate that we will need approximately $4,500,000 in the next 12 months to complete product line expansions and build the inventory and receivables required to grow the business. In addition to seeking bank working capital financing, we are seeking financing in the form of equity in order to provide the necessary working capital.

While management believes that required capital and bank financing will be received, there can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to the Company. Any additional equity financing may be dilutive to shareholders and such additional equity securities may have rights, preferences or privileges that are senior to those of the Company’s existing common or preferred stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the Company. However, if we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition, and we will have to adjust our planned operations and development on a more limited scale. Further in this regard, our auditor’s report for the fiscal year ended December 31, 2004 stated that our recurring losses from operations and working capital deficit raised substantial doubt as to our ability to continue as a going concern.

The Company’s operations are located in North America and our primary market is anticipated to be in North America. There are seasonal aspects that would have an effect on the working capital requirements but which are not anticipated to have a material effect on the Company’s financial condition or results of operations.

Item 3. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurances that information required to be disclosed in reports filed with the SEC pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the overall effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer have concluded that the Company’s controls and procedures were effective as of March 31, 2005. There were no significant changes in our internal controls or in other factors that could significantly affect these controls in the first quarter of 2005.

The evaluation of the Company’s disclosure controls and procedures by the CEO and the CFO included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. The Company’s management, including the CEO and CFO, does not expect that disclosure controls and procedures can or will prevent or detect all errors and all fraud, if any, because there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As a result, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Part II – Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Secured Subordinated Promissory Note dated March 31, 2005 in the Original Principal Amount of $850,000 payable by the Universal Food & Beverage Company of Virginia to the Independence Water Group, LLC.

10.2	Secured Mortgage Note dated March 31, 2005 in the Original Principal Amount of $2,500,000 payable by the Universal Food & Beverage Company of Virginia to Grayson National Bank.

10.3	Secured Note dated March 31, 2005 in the Original Principal Amount of $500,000 payable by the Universal Food & Beverage Company of Virginia to Grayson National Bank.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

During the fiscal first quarter of 2005 and through the date of this filing, the Company filed:

(i) a Report on Form 8-K dated March 2, 2005, and filed March 7, 2005, reporting on Item 1.01 (Entry into a Material Definitive Agreement), Item 2.01 (Completion of the Acquisition or Disposition of Assets), Item 3.02 (Unregistered Sales of Equity Securities), Item 3.03 (Material Modification of Rights of Security Holders), Item 5.01 (Changes in Control of Registrant), Item 5.03 (Amendments to the Articles of Incorporation or Bylaws; Change in Fiscal Year) and Item 9.01(Financial Statements and Exhibits);

(ii) a Report on Form 8-K dated March 31, 2005, and filed April 6, 2005, reporting on Item 1.01 (Entry into a Material Definitive Agreement), Item 2.01 (Completion of the Acquisition or Disposition of Assets), Item 2.03 (Creation of a Direct Financial Obligation), Item 3.02 (Unregistered Sales of Equity Securities), Item 4.01 (Changes in Registrant’s Certifying Accountant) and Item 9.01(Financial Statements and Exhibits);

(iii) a Report on Form 8-K/A dated March 31, 2005, and filed April 8, 2005, reporting on Item 4.01 (Changes in Registrant’s Certifying Accountant) and Item 9.01(Financial Statements and Exhibits); and

(iv) a Report on Form 8-K/A dated March 2, 2005, and filed May 16, 2005, reporting on Item 9.01(Financial Statements and Exhibits).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 20, 2005.

UNIVERSAL FOOD & BEVERAGE COMPANY

/s/ Ralph M. Passino
Ralph M. Passino
Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)