Form 10QSB
period 2005-06-30
UNIVERSAL FOOD & BEVERAGE COMPNY
filed 2005-08-10
CIK 1097805

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

630-584-8670

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the prior 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

As of August 10, 2005, the issuer had issued and outstanding 30,864,186 shares of its common stock.

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

Some of the factors that could cause or contribute to such differences include:

•	uncertainties relating to the Company’s ability to complete the upgrade of its facilities in a timely and cost-effective manner in order to pursue its business strategy;

•	uncertainties relating to the Company’s liquidity, including its ability to generate positive cash flow from operations, or to otherwise obtain funds from borrowings or equity sales, in order to fund its debt obligations and working capital and capital expenditure requirements;

•	acceptance of the Company’s products in the marketplace;

•	changes in the non-alcoholic beverages business environment, including actions of competitors and changes in consumer preferences;

•	uncertainties relating to the Company’s ability to continue to compete effectively with other producers of non-alcoholic beverages and producers of alternative non-alcoholic beverage products with greater financial and management resources;

•	uncertainties relating to the Company’s ability to develop and distribute new proprietary products to respond to market needs in a timely manner and the Company’s ability to continue to protect its proprietary product information and technology;

•	uncertainties relating to the Company’s ability to consummate its business strategy, including the unavailability of suitable acquisition candidates, or the Company’s inability to finance general operating activities or future acquisitions or successfully realize synergies and cost savings from the integration of acquired businesses;

•	changes in the costs and availability of raw materials and the Company’s ability to adjust selling prices to reflect those changes;

•	the Company’s reliance on existing senior management and the impact of the loss of any of those persons or its inability to continue to identify, hire and retain qualified management personnel;

•	adverse weather conditions;

•	regulatory and legal changes;

•	the effectiveness of our advertising and marketing programs;

•	dependence upon third-party vendors;

•	our ability to achieve earnings forecasts;

•	ability to sustain and manage growth; and

•	changes in economic and political conditions.

The risks included here are not exhaustive. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impacts of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We have no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after August 10, 2005 or to reflect the occurrence of anticipated events.

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

On March 2, 2005, we completed the transactions contemplated by the Share Purchase Agreement and Plan of Reorganization (“Reorganization Agreement”) with Universal Food & Beverage Company, a Delaware corporation (“UFBC”), pursuant to which we acquired all the outstanding common stock and other equity based securities of UFBC in exchange for shares of our common stock, $.01 par value.

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

The reverse acquisition was treated for financial accounting purposes as a recapitalization of UFBC and therefore the accompanying financial statements are those of UFBC rather than the historical financial statements of the Company. As UFBC was formed July 19, 2004, there are no prior year comparative financial statements for the quarter or six months ended June 30, 2005.

Item 1. Financial Statements

UNIVERSAL FOOD & BEVERAGE COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2005 and DECEMBER 31, 2004

	6/30/2005	12/31/2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$416,062	$243,161
Trade and other receivables, net	90,194	4,093
Inventories	208,676	161,294
Prepaid expenses	118,759	7,821

Total Current Assets	833,691	416,369
PROPERTY, PLANT AND EQUIPMENT - NET	7,673,117	1,274,470
OTHER ASSETS
Deposits, note receivable and sundry	326,054	476,336
Intangibles and water rights	1,929,137	—

Total Other Assets	2,255,191	476,336

Total Assets	$10,761,999	$2,167,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term debt	$1,487,773	$62,769
Current portion of long-term debt	61,300	—
Accounts payable	1,249,246	109,426
Accrued expenses	816,536	551,309

Total Current Liabilities	3,614,855	723,504
LONG TERM LIABILITIES
Long-term debt, less current portion	2,424,368	—
Other long-term liabilities	375,000	—

Total Long-Term Liabilities	2,799,368	—

Total Liabilities	6,414,223	723,504
STOCKHOLDERS’ EQUITY
Common stock	308,542	23,138
Paid in Capital	8,688,324	4,860,458
Paid in Capital- Warrants	803,280	—
Accumulated Deficit	(5,392,370)	(3,379,925)
Note receivable- Stockholder	(60,000)	(60,000)

Total Stockholders’ Equity	4,347,776	1,443,671

Total Liabilities and Stockholders’ Equity	$10,761,999	$2,167,175

The accompanying notes are an integral part of the financial statements.

UNIVERSAL FOOD & BEVERAGE COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2005

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net Sales	$296,617	$372,987
Cost of Goods Sold	706,770	884,768

Gross Margin	(410,153)	(511,781)

Operating Expenses
Selling expenses	54,130	85,167
Office and administrative expenses	844,333	1,345,820

Total Operating Expenses	898,463	1,430,987

Loss from Operations	(1,308,616)	(1,942,768)

Other Expense
Interest expense	65,646	66,539
Other expense	1,595	3,138

Total Other Expense	67,241	69,677

Loss Before Income Taxes	(1,375,857)	(2,012,445)

Provision for Income Taxes	—	—

Net Loss	$(1,375,857)	$(2,012,445)

Basic and Diluted Net Loss per Common Share	$(0.05)	$(0.07)

Weighted Average Common Shares Outstanding	30,420,258	27,567,215

The accompanying notes are an integral part of the financial statements.

UNIVERSAL FOOD & BEVERAGE COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED

JUNE 30, 2005

	Common stock
	Par value -$.01 ($.001 prior to reverse acquisition 3/2/05) 100,000,000 shares authorized
	Shares	Amount	Paid in Capital	Paid in capital- Warrants	Accumulated deficit	Note Receivable- Stockholder	Total
Balance at January 1, 2005	23,137,677	$23,138	$4,860,458	$—	$(3,379,925)	$(60,000)	$1,443,671
Issuance of shares and warrants through private placement offering	1,496,670	14,967	1,107,533	—	—	—	1,122,500
Issuance of stock and recapitalization in connection with reverse acquisition	2,679,239	235,031	(315,031)	—	—	—	(80,000)
Issuance of shares and warrants in connection with acquisition agreement	3,000,000	30,000	2,220,000	660,000	—	—	2,910,000
Exercise of stock warrants	72,000	720	—	143,280	—	—	144,000
Issuance of shares through private placement offerings	468,600	4,686	815,364	—	—	—	820,050
Net loss for period	—	—	—	—	(2,012,445)	—	(2,012,445)

Balance at June 30, 2005	30,854,186	$308,542	$8,688,324	$803,280	$(5,392,370)	$(60,000)	$4,347,776

The accompanying notes are an integral part of the financial statements.

UNIVERSAL FOOD & BEVERAGE COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,012,445)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	50,426
Allowance for doubtful accounts	134,680
Changes in operating assets and liabilities -
Trade receivables	(92,033)
Inventories	(47,382)
Prepaid expenses and other assets	(71,404)
Accounts payable	992,250
Accrued expenses	265,227

Net Cash Used In Operating Activities	(780,681)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in deposits and note receivable	(168,000)
Acquisition of Cardinal Minerals, Inc.	(80,000)
Business Acquisition	(3,175,074)
Capital expenditures	(1,145,566)

Net Cash Used In Investing Activities	(4,568,640)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from government grants	375,000
Proceeds from short-term debt	600,000
Proceeds from long-term debt	2,500,000
Payments on long-term debt	(39,328)
Capital contributions	2,086,550

Net Cash Provided By Financing Activities	5,522,222

NET INCREASE IN CASH	172,901
CASH -
Beginning of period	243,161

End of period	$416,062

Supplemental disclosures of cash flow information
Cash paid during the period for:
Income taxes	$—

Interest	$30,702

Supplemental schedule of non-cash investing and financing activities

In connection with the business acquisition (see note 16), a portion of the purchase price was funded by stock and warrants valued at $2,910,000 and seller financing of $850,000.

The accompanying notes are an integral part of the financial statements.

UNIVERSAL FOOD & BEVERAGE COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

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

As a result of the share exchange and other transactions contemplated by the Reorganization Agreement and accounting for the reverse acquisition:

•	UFBC became a wholly owned subsidiary of the Company.

•	The historical financial statements of UFBC are presented as the historical financial statements of the registrant (Company).

•	The Company changed it’s name to Universal Food & Beverage Company

•	the former UFBC shareholders collectively were issued 24,634,345 shares of the Company’s common stock representing approximately 90.19% of the 27,313,554 issued and outstanding shares immediately following the share exchange.

•	the outstanding rights, warrants and options of UFBC common stock became rights, warrants and options to acquire shares of the registrant’s common stock on a one-for-one basis on the same economic terms.

•	the one year term for all existing warrants was amended to begin as of March 2, 2005.

The reverse acquisition was treated for financial accounting purposes as a recapitalization of UFBC and therefore the accompanying financial statements are those of UFBC rather than the historical financial statements of the Company. Since UFBC was formed on July 19, 2004, there are no prior year comparative financials for the three or six months ended June 30, 2005. At the closing, $80,000 of the former Cardinal liabilities were assumed and then paid as a result of the reverse acquisition.

2.	GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going-concern basis, which presumes that the Company will be able to continue to meet its obligations and realize its assets in the normal course of business.

As shown on the accompanying consolidated financial statements, the Company has incurred operating losses since it’s inception. Management believes that the Company will continue to incur operating losses until Company revenues can sustain the business. As of June 30, 2005, the Company has a working capital deficit of approximately $2.8 million, and positive stockholders’ equity of approximately $4.3 million. The Company is dependent upon continuing cash infusions to fund on-going start-up operations. The Company is approaching various banks about obtaining a working capital line to help fund the growth of working capital as revenues increase and inventory and receivables levels rise. These discussions are on-going. While the Company believes that existing and prospective shareholders will provide the required funding, there can be no assurance that the equity and debt funding required can be obtained.

The inability to obtain required equity funding would materially affect the Company’s ability to continue and would adversely impact the current equity value of the Company. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

UNIVERSAL FOOD & BEVERAGE COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

3.	MANAGEMENT AGREEMENT

On September 1, 2004, UFBC entered into a Management Agreement with Independence Water Group, LLC (“IWG”), whereby UFBC was to manage the water bottling business of IWG. UFBC was responsible for sales and all costs of the facility, including normal debt payments of IWG, maintenance of the plant and equipment, insurance, taxes, etc. during the term of the agreement. The original expiration of the agreement was December 1, 2004, but the agreement was informally extended through March 31, 2005. The intention of the parties was to allow UFBC to manage the business until such time that UFBC could acquire the business in accordance with it’s strategic plan. As described in note 16, IWG’s net assets were purchased on March 31, 2005.

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

Nature of Business - The Company is a Nevada corporation and a manufacturer and marketer of food and beverage products.

Basis of Financial Statement Presentation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Inventories - Inventories are valued at the lower of cost or market using the first-in, first-out, (FIFO) method of valuation.

Property, Plant and Equipment - Property and equipment are recorded at cost. Depreciation is computed using the straight line method over the estimated useful lives (5-7 years for equipment; 25 years for buildings) of the assets. Depreciation expense was $6,201 and $50,426 for the three and six months ended June 30, 2005, respectively.

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

Income Taxes - The Company and its wholey owned subsidiaries file consolidated federal and state income tax returns.

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

UNIVERSAL FOOD & BEVERAGE COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- CONTINUED

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

Accounts and Notes Receivable - The Company makes judgments as to the collectibility of accounts and notes receivable based on historic trends and future expectations. Management estimates an allowance for doubtful receivables, which reflects its current assessment of the collectibility of the receivables. Management believes that the current specific and general receivable reserves aggregating $149,280 is adequate as of June 30, 2005. The reserve was $14,600 at December 31, 2004.

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

5.	INVENTORIES

Inventories, consist of the following:

	6/30/2005	12/31/2004
Raw materials	$148,444	$78,180
Finished goods	60,232	83,114

	$208,676	$161,294

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	6/30/2005	12/31/2004
Leasehold improvements	$114,629	$195,361
Furniture and office equipment	51,534	51,534
Equipment and improvements in progress	2,831,777	1,033,162
Buildings	999,190	—
Land	3,732,000	—

	7,729,130	1,280,057
Less: accumulated depreciation and amortization	56,013	5,587

	$7,673,117	$1,274,470

7.	NOTE RECEIVABLE

The note receivable consists of advances of $400,067 to a business partner. The notes bear interest at 5% with scheduled interest and principal payments beginning April 1, 2005 and payable over a 12 month period. The managements of both companies are negotiating a business arrangement whereby interest and principal payments may be made through a profit sharing arrangement of shared business opportunities. As these negotiations are continuing, no payments have been received as of August 10, 2005.

UNIVERSAL FOOD & BEVERAGE COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

8.	SHORT-TERM DEBT

Short-term debt consists of the following:

•	An equipment loan in the amount of $500,000 with a commercial bank obtained in connection with acquisition of IWG (see note 16). The note is due on December 31, 2005, with monthly interest only payments at prime plus one percent (effectively 7.25% at June 30, 2005) and is collateralized by certain equipment in the Virginia facility.

•	An equipment loan in the amount of $850,000 with the sellers of the business acquisition (see note 16). The loan is due on March 31, 2006, with interest only payments at six percent for six months then converting to twelve percent until maturity and is secured by a second position on certain equipment and real estate in Virginia. The Company has received a waiver from this lender to postpone interest payments until further notified by the lender.

•	Installment note payable for equipment, with twelve monthly payments of $6,472, including interest at 8%, through October 2005.

•	Two short term promissory notes provided by shareholders totaling $100,000 with interest accruing at 6%. The total principal and interest is due on November 22, 2005. Interest expense was $500 for the six months ended June 30, 2005.

9.	LONG-TERM DEBT

Effective March 31, 2005, in conjunction with the Asset Purchase Agreement (see note 16), the Company borrowed $2,500,000 in mortgage financing secured by the real estate of the Company’s Virginia subsidiary. The mortgage maturity date is March 31, 2025 and requires amortizing principle and interest payments over 20 years with interest at prime plus one percent (effectively 7.25% at June 30, 2005). The annual principal payments will vary based upon changing interest rates over time.

10.	ACCRUED EXPENSES

Included in accrued expenses are deferred salaries of executive officers of approximately $425,000 and $142,000 as of June 30, 2005 and December 31, 2004, respectively. The officers agreed to defer 50% of their compensation until the operations of the bottling facility reaches an annual revenue rate of $4,000,000.

11.	INCOME TAXES

Due to the operating losses incurred, the Company has no current income tax provision. The tax effect of the existing net operating losses give rise to significant portions of the deferred tax asset as follows as of June 30:

	6/30/2005	12/31/2004
Deferred tax assets
Net operating loss carry forward	$2,049,000	$1,284,000

Total deferred tax assets	2,049,000	1,284,000

Valuation allowance	(2,049,000)	(1,284,000)

Net deferred tax asset	$—	$—

At June 30, 2005 and December 31, 2004, the Company has net operating loss carry forwards for Federal and state income tax purposes totaling approximately $5,392,000 and $3,380,000, respectively, available to offset future taxable income. These loss carry forwards expire in years beginning in 2024, unless utilized sooner. The registrant, prior to the exchange had net loss carry forwards of as much as $2,000,000. Due to IRS regulations with respect to changes of control, the amount available to be utilized on an annual basis will be limited (and is therefore not included in the table above). In addition, the ability to use the registrant’s prior carry forwards before they expire is uncertain, so a valuation allowance for the entire benefit has been provided.

UNIVERSAL FOOD & BEVERAGE COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

12.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consists of two grants from the State of Virginia in the amount of $375,000, which were provided to the Company for the purpose of constructing a new bottling plant and increasing local employment. Due to the uncertainty of meeting the specific terms of the agreements, the Company has classified these grants as liabilities.

13.	PRIVATE PLACEMENT OFFERINGS

The Company (as UFBC) conducted a private placement offering, which began in September, 2004 and was terminated March 1, 2005, the day prior to the reverse acquisition described in note 1. The offering was for a maximum of $7,500,000, consisting of 10,000,000 units priced at $.75. Each unit consisted of one share of common stock and one warrant. The exercise price of the warrants was $2.00 for the first 90 days after subscription and $2.50 for the balance of a one year period. For the period from January 1, 2005 through March 1, 2005, the Company issued 1,496,670 units or $1,122,500. In total, the Company issued 4,962,345 units for $3,721,744 under this agreement.

The terms of the Reorganization Agreement called for the conversion of the former existing warrants to warrants of the new merged company. In addition, the Company modified the warrants to restart the 365 day term of the warrant agreement effective the date of the merger. There was no financial statement effect based on this modification.

During the quarter ended June 30, 2005, the Company sold 468,600 shares of common stock for $820,050 through a private placement offering. The Company is continuing its efforts to raise funds through private placements.

14.	WARRANTS

During the six months ended June 30, 2005, the Company had the following activity related to stock warrants:

	Number of Warrants	Range of Exercise Prices
Balance at January 1, 2005	4,487,677	$2.00-$2.50
Issued	4,496,668	$1.00 -$2.50
Exercised	(72,000)	$2.00
Forfeited	—

Balance at June 30, 2005	8,912,345	$1.00 -$2.50

All warrants are fully exercisable at June 30, 2005.

15.	LEASES

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

The Company also leases various equipment on operating leases. Total rent expense for the six months ended June 30, 2005 was approximately $112,000. Minimum annual rental payments under operating leases are as follows for the years ended June 30,

2006	$94,099
2007	78,224
2008	80,451
2009	83,487
2010	42,680

$378,941

UNIVERSAL FOOD & BEVERAGE COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

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

The purchase price consisted of the following:

•	$650,000 in cash, including a $150,000 deposit previously provided

•	3,000,000 unregistered shares of Company stock, including 1,000,000 option shares in connection with the management agreement (see note 3)

•	3,000,000 unregistered warrants of Company stock, including 1,000,000 warrants in connection with the management agreement (see note 3), which are exercisable over three years at a price of $1.00 per share

•	Proceeds from a 20 year mortgage note from a local bank in the amount of $2,500,000.

•	Note payable to IWG in the amount of $850,000, which bears interest at a rate of 6 % annually for the first six months and 12% thereafter, and is payable in full on March 31, 2006.

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

$7,232,644

The excess of the purchase price over the estimated fair values of the tangible assets acquired and liabilities assumed has been allocated to intangibles/water rights. These allocations are subject to revision when the Company receives final information, including appraisals and other analyses.

Since the business was acquired on March 31, 2005, the Company’s results of operations does not include the results of IWG from January 1 through March 31, 2005. If the acquisition had occurred at the beginning of the period presented, the loss before income taxes and net loss for the six months ended June 30, 2005 would have been higher by approximately $33,000. This additional loss would not change the loss per share amounts.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

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

In line with this strategy, on March 31, 2005 we acquired the assets of a water bottling plant and related properties (referred to as the Independence Water Group or “IWG”) in Independence, Virginia. Prior to this acquisition, we managed these assets under a management agreement since September, 2004. We have begun the process of upgrading the facility to produce a broad line of value added beverages which we expect to substantially complete during the third quarter of 2005. Regular production of products at the facility was just beginning at the end of the second quarter.

We additionally intend to identify and pursue additional acquisitions of other water bottling businesses and other package food product lines in the United States and Canada in order to implement our strategy of expanding capacity, sales and product offerings in the healthy foods segment.

Our principal executive offices are at 3830 Commerce Drive, St. Charles, Illinois 60174. Our telephone number is (630) 584-8670.

Results of Operations

Since UFBC was formed on July 19, 2004, there are no prior year comparable financials for the three or six months ended June 30, 2005. For analysis purposes, this discussion will compare the quarter ended June 30, 2005 to that of the prior quarter ended March 31, 2005.

	Three months ended June 30, 2005	Three Months ended March 31, 2005	Change
Net Sales	$296,617	$76,370	$220,247
Cost of Goods Sold	706,770	177,998	528,772

Gross Margin	(410,153)	(101,628)	(308,525)
Selling, Office & Administrative Expense	898,463	532,524	365,939

Loss from Operations	(1,308,616)	(634,152)	(674,464)
Other Expense	67,241	2,436	64,805

Loss Before Income Taxes	(1,375,857)	(636,588)	(739,269)
Provision for Income Taxes	0	0	$0

Net Loss	$(1,375,857)	$(636,588)	$(739,269)

Basic and Diluted Net Loss per Common Share	$(0.05)	$(0.03)

Weighted Average Common Shares Outstanding	30,420,258	24,682,471

Sales

Sales for the quarter of $296,617 improved $220,247 over first quarter sales as the Company began shipping product to new customers. Sales year to date of $372,987 consist primarily of sales of sourced product sold to one time customers as the manufacturing facilities are being started up, initial products are being produced and the process start-up issues are resolved. Regular production was just beginning as of the end of the second quarter.

Cost of Goods Sold

Cost of Goods Sold of $706,770 for the quarter consist primarily of the costs of sourced product and freight as well as under absorbed manufacturing overhead costs and other start-up operating expenses as the plant is being readied for production. The increase in cost of goods sold of $528,772 over the first quarter total of $177,998 is primarily due to the staffing of production labor and trial operation of the facilities. Year to date cost of goods sold was $884,768.

Gross Margin

The loss of $410,153 and $101,628 for the second and first quarters, respectively, results from the above mentioned sales being inadequate to absorb related operating and trial production run expenses, as well as unfavorable freight expenses on initial sales which were from sourced products. Year to date margin was a negative $511,781.

Selling, Office and Administrative Expenses

Selling, office and administrative expenses for the current quarter of $898,463 consist primarily of initial administrative and marketing development, legal, accounting and research & development expenses of preparing the Company for business and the expense of developing product images, packaging and meeting with potential customers. The increase in office and administrative expenses of $365,939 over the first quarter amount of $532,524 is primarily due to allowances made for certain trade and notes receivable and increased professional fees.

Other Expense

Interest expense for the quarter of $65,646 relates to long and short term debt incurred to finance the purchase of IWG assets on March 31, 2005. Other expense of $1,595 and $1,543 consists primarily of bank fees and charges for the current and prior quarters, respectively. Interest expense was $893 for the first quarter.

Loss Before Income Taxes

Pre-tax loss of $1,375,857 and $636,588 for the second and first quarters, respectively, results from the above mentioned gross margin loss and the selling, office and administrative expense and other expense.

Tax

The Company is in a net operating loss position and cannot with assurance predict future tax liabilities against which to offset current tax benefits, so no tax benefits have been recorded.

Net Loss

A net loss of $1,375,857 or $.05 per weighted average common share outstanding and a net loss of $636,588 or $.03 for the second and first quarters respectively results from the above mentioned loss before income taxes with no benefiting tax offset. Year to date net loss was $2,012,445 or $.07 per common share results from the above mentioned operating results and the cumulative year to date average common shares outstanding.

Liquidity and Capital Resources

As of June 30, 2005, the Company had negative working capital of $2,781,164. During the six months ended June 30, 2005 the Company generated a deficit in cash flow from operations of $780,681. The deficit in cash flow from operating activities is primarily attributable to the Company’s net loss from operations of $2,012,445, in addition to increases in receivables, inventories and prepaid expenses and other assets of $210,819, which was partially offset by an increase in accounts payable of $992,250 and accrued expenses of $ 265,227.

Cash flow used in investing activities for the six month period ended June 30, 2005 was $4,568,640, which is primarily attributable to the purchase of IWG and capital expenditures for the Virginia facilities.

The Company met its cash requirements through the borrowings of $3,100,000 (which was used to acquire the IWG assets, in part), government grants of $375,000 and the proceeds from the sale of stock and warrants through private offerings of $2,086,550. Subsequent to June 30, 2005, the Company has received equity proceeds of $17,500 from the sale of common stock.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required immediately in order to meet our current and projected cash flow deficits from operations and development. We estimate that we will need approximately $7,300,000 over the next 12 months to fund working capital needs and $1,400,000 to complete product line expansions needed to grow the business. Debt service over the following 12 months are projected to approximate $2,200,000 in principal and interest payments. In addition to seeking bank working capital financing, we are seeking financing in the form of equity in order to provide the necessary working capital.

While management believes that required capital and bank financing will be received, there can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to the Company. Any additional equity financing may be dilutive to shareholders and such additional equity securities may have rights, preferences or privileges that are senior to those of the Company’s existing common stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the Company. However, if we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources on terms acceptable to us, this will have a material adverse effect on our business, results of operations, liquidity and financial condition, and we will have to limit our planned operations and business development.

The Company’s operations are located in North America and our primary market is anticipated to be in North America. There are seasonal aspects that would have an effect on the working capital requirements but which are not anticipated to have a material effect on the Company’s financial condition or results of operations.

Item 3. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurances that information required to be disclosed in reports filed with the SEC pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the overall effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer have concluded that the Company’s controls and procedures were effective as of June 30, 2005. There were no significant changes in our internal controls or in other factors that could significantly affect these controls in the second quarter of 2005.

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

Part II – Other Information

Item 2. Unregistered sales of Securities and Use of Proceeds

During the second quarter of 2005, we sold a total of 468,600 shares of our common stock to accredited investors for $1.75 in cash each for an aggregate purchse price of $820,050. No commissions or discounts were paid with respect to these sales. Each of these shares of our common stock was offered and sold under an expemption from registration under Regulation D or Section 4(2) of the Securities Act, and therefore are restricted shares, and the holder thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act or an exemption.

During the second quarter of 2005, we issued 72,000 shares of our common stock in connection with the exercise of outstanding warrants in exchange for an aggregate exercise price of $144,000.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Promissory Note dated May 23, 2005 in the original principal amount of $60,000 payable to Sterling Trust Company, fbo Dalton L Lott Roth IRA

10.2	Promissory Note dated May 23, 2005 in the original amount of $40,000 payable to Sterling Trust Company, fbo Kenneth W Bain Roth IRA.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

During the fiscal second quarter of 2005 and through the date of this filing, the Company filed:

(i) a Report on Form 8-K/A dated July 7, 2005 and filed July 7, 2005, reporting on Item 9.01 (Financial Statements and Exhibits).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2005.

UNIVERSAL FOOD & BEVERAGE COMPANY

/s/ Ralph M. Passino
Ralph M. Passino
Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)