Form 10QSB
period 2005-09-30
UNIVERSAL FOOD & BEVERAGE COMPNY
filed 2005-11-14
CIK 1097805

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM ________ TO ____

Commission file number 000-27853

UNIVERSAL FOOD & BEVERAGE COMPANY

(Exact name of small business issuer as specified in its charter)

Nevada	86-0913555
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

3830 Commerce Drive, St. Charles, Illinois	60174
(Address of principal executive offices)	(Zip Code)

630-584-8670

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the prior 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

As of November 14, 2005, the issuer had issued and outstanding 33,331,686 shares of its common stock.

Transitional Small Business Disclosure Format

YES ☐	NO ☒

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

•	acceptance of the Company's products in the marketplace;
•	changes in the non-alcoholic beverages business environment, including actions of competitors and changes in consumer preferences;
•
uncertainties relating to the Company's ability to continue to compete effectively with other producers of non-alcoholic beverages and producers of alternative non-alcoholic beverage products with greater financial and management resources;

•
uncertainties relating to the Company's ability to develop and distribute new proprietary products to respond to market needs in a timely manner and the Company's ability to continue to protect its proprietary product information and technology;

•
uncertainties relating to the Company's ability to consummate its business strategy, including the unavailability of suitable acquisition candidates, or the Company's inability to finance general operating activities or future acquisitions or successfully realize synergies and cost savings from the integration of acquired businesses;

•	changes in the costs and availability of raw materials and the Company's ability to adjust selling prices to reflect those changes;
•	the Company's reliance on existing senior management and the impact of the loss of any of those persons or its inability to continue to identify, hire and retain qualified management personnel;
•	adverse weather conditions;
•	regulatory and legal changes;
•	the effectiveness of our advertising and marketing programs;
•	dependence upon third-party vendors;
•	our ability to achieve earnings forecasts;
•	ability to sustain and manage growth; and

2

•	changes in economic and political conditions.

The risks included here are not exhaustive. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impacts of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We have no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after November 14, 2005 or to reflect the occurrence of anticipated events.

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

3

Part I - Financial Information

Introductory Note

Unless the context requires otherwise, all references to "we," "our," or "us" or the "Company" are to Universal Food & Beverage Company, a Nevada corporation, formerly known as Cardinal Minerals, Inc.

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

UFBC was formed on July 19, 2004 and its first business activities did not occur until September 2004. Consequently, financial information for the third quarter of 2004 and fiscal 2004 included in this Report for comparative purposes is limited to the period from July 19 to September 30 with activity primarily in September.

4

Item 1. Financial Statements
UNIVERSAL FOOD & BEVERAGE COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 and DECEMBER 31, 2004

ASSETS
	9/30/2005	12/31/2004

CURRENT ASSETS
Cash	38,452	243,161
Trade and other receivables, net	282,705	4,093
Inventories	406,284	161,294
Prepaid expenses	65,848	7,821
Total Current Assets	793,289	416,369

PROPERTY, PLANT AND EQUIPMENT- NET	7,670,351	1,274,470

OTHER ASSETS
Deposits, note receivable and sundry	326,054	476,336
Intangibles and water rights	1,928,930
Total Other Assets	2,254,984	476,336
Total Assets	$10,718,624	$2,167,175

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term debt	1,787,774	62,769
Current portion of long-term debt	61,300	—
Accounts payable	1,860,758	109,426
Accrued expenses	936,739	551,309
Deferred Revenue	105,145
Total Current Liabilities	4,751,716	723,504

LONG-TERM LIABILITIES
Long-term debt, less current portion	2,423,085	—
Other long-term liabilities	375,000	—
Total Long-Term Liabilities	2,798,085	—

Total Liabilities	7,549,801	723,504

STOCKHOLDERS' EQUITY
Common stock	308,642	23,138
Paid in Capital	8,705,725	4,860,458
Paid in Capital- Warrants	803,280	—
Accumulated Deficit	(6,648,824)	(3,379,925)
Note Receivable - Stockholder	—	(60,000)

Total Stockholders' Equity	3,168,823	1,443,671

Total Liabilities and Stockholders' Equity	$10,718,624	$2,167,175

The accompanying notes are an integral part of the financial statements.

UNIVERSAL FOOD & BEVERAGE COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2005 AND THE PERIOD FROM JULY 19, 2004 (INCEPTION) TO SEPTEMBER 30, 2004

	Three months	7/19/2004	Nine months
	ended	to	ended
	9/30/2005	9/30/2004	9/30/2005

Net Sales	$486,716	$118,680	$859,703

Cost of Goods Sold	1,095,406	160,021	1,980,174

Gross Deficit	(608,690)	(41,341)	(1,120,471)

Operating Expenses
Selling expenses	41,466	7,303	126,633
Office and administrative expenses	521,332	88,927	1,867,152

Total Operating Expenses	562,798	96,230	1,993,785

Loss from Operations	(1,171,488)	(137,571)	(3,114,256)

Other Expense
Interest expense	82,804	373	149,343
Other expense	2,162	180	5,300

Total Other Expense	84,966	553	154,643

Loss Before Income Taxes	(1,256,454)	(138,124)	(3,268,899)

Provision for Income Taxes	—	—	—
Net Loss	$(1,256,454)	$(138,124)	$(3,268,899)

Basic and Diluted Net Loss per Common Share	$(0.04)	$(0.01)	$(0.11)

Weighted Average Common Shares Outstanding	30,860,491	17,898,493	28,677,037

The accompanying notes are an integral part of the financial statements.

UNIVERSAL FOOD & BEVERAGE COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED
SEPTEMBER 30, 2005

	Common stock Par value- $.01 ($.001 prior to reverse acquisition 3/2/05) 100,000,000 shares authorized		Paid in	Paid in capital-	Accumulated	Note Receivable-
	Shares	Amount	Capital	Warrants	deficit	Stockholder	Total

Balance at January 1, 2005	23,137,677	$23,138	$4,860,458	$—	$(3,379,925)	$(60,000)	$1,443,671

Issuance of common shares and warrants through private placement offering	1,496,670	14,967	1,107,533	—	—	—	1,122,500

Issuance of common shares and recapitalization in connection with reverse acquisition	2,679,239	235,031	(315,031)	—	—	—	(80,000)

Issuance of common shares and warrants in
connection with acquisition agreement	3,000,000	30,000	2,220,000	660,000	—	—	2,910,000

Exercise of common stock warrants	72,000	720	—	143,280	—	—	144,000

Issuance of common shares through
private placement offerings	478,600	4,786	832,765	—	—		837,551

Payment of shareholder receivable						60,000	60,000

Net loss for period	—	—	—	—	(3,268,899)	—	(3,268,899)

Balance at September 30, 2005	30,864,186	$308,642	$8,705,725	$803,280	$(6,648,824)	$—	$3,168,823

The accompanying notes are an integral part of the financial statements.

UNIVERSAL FOOD & BEVERAGE COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED
September 30, 2005 AND THE PERIOD FROM JULY 19, 2004 (INCEPTION) TO SEPTEMBER 30, 2004

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,268,899)	$(138,124)
Adjustments to reconcile net loss to
net cash (used in) provided by operating activities -
Depreciation and amortization	133,832	—
Bad Debt Expense	134,680	—
Changes in operating assets and liabilities -	—	—
Trade receivables	(284,544)	(79,887)
Inventories	(244,989)	(155,044)
Prepaid expenses and other assets	(18,493)	—
Accounts payable	1,603,761	43,073
Accrued expenses	385,433	376,669
Deferred Revenue	105,145	—

Net Cash (used in) provided by Operating Activities	(1,454,074)	46,687

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in deposits and note receivable	(168,000)	(50,000)
Acquisition of Cardinal Minerals, Inc.	(80,000)	—
Business acquisition	(3,175,074)	—
Capital expenditures	(1,226,000)	(406,126)

Net Cash used in Investing Activities	(4,649,074)	(456,126)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from government grants	375,000	—
Proceeds from short-term debt	900,000	138,901
Proceeds from long-term debt	2,500,000	—
Payments on long-term debt	(40,611)	—
Receipt of Receivable	60,000	—
Capital contributions	2,104,050	295,000

Net Cash Provided By Financing Activities	5,898,439	433,901

NET CHANGE IN CASH	(204,709)	24,462

CASH -
Beginning of period	243,161	—

End of period	$38,452	$24,462

Supplemental disclosures of cash flow information

Cash paid during the period for:
Income taxes	$—	$—

Interest	98,117	—

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
SEPTEMBER 30, 2005
1.	BASIS OF PRESENTATION

The accompanying consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented.

On March 2, 2005, the registrant, f/k/a Cardinal Minerals, Inc. ("Company") completed the share exchange with Universal Food & Beverage Company ("UFBC") shareholders contemplated by a Share Purchase Agreement and Plan of Reorganization ("Reorganization Agreement") dated September 28, 2004. The Company acquired all of the outstanding shares and other rights with respect to UFBC common stock for shares of common stock, $.01 par value, of the Company. Immediately prior to the share exchange, the Company effected a one (1)-for ten (10) reverse stock split for its shares of common stock then outstanding.

As a result of the share exchange and other transactions contemplated by the Reorganization Agreement and accounting for the reverse acquisition:

- UFBC became a wholly owned subsidiary of the Company.

- The historical financial statements of UFBC are presented as the historical financial statements of the registrant (Company).

- The Company changed it's name to Universal Food & Beverage Company

- the former UFBC shareholders collectively were issued 24,634,345 shares of the Company's common stock representing approximately 90.19% of the 27,313,554 issued and outstanding shares immediately following the share exchange.

- the outstanding rights, warrants and options of UFBC common stock became rights, warrants and options to acquire shares of the registrant's common stock on a one-for-one basis on the same economic terms.

- the one year term for all existing warrants was amended to begin as of March 2, 2005.

The reverse acquisition was treated for financial accounting purposes as a recapitalization of UFBC and therefore the accompanying financial statements are those of UFBC rather than the historical financial statements of Cardinal Minerals, Inc. Since UFBC was formed on July 19, 2004, and had no activity until September 2004, there are no prior year comparative financials until the third quarter of 2004 and the results of operations for the three and nine month periods are actually just the month of September. At the closing, $80,000 of the former Cardinal Minerals Inc. liabilities were assumed and then paid as a result of the reverse acquisition.

2.	GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going-concern basis, which presumes that the Company will be able to continue to meet its obligations and realize its assets in the normal course of business.

As shown on the accompanying consolidated financial statements, the Company has incurred operating losses since it's inception. Additionally, cash flow difficulties have resulted in the Company deferring payment of both vendor and employee obligations. Management believes that the Company will continue to incur operating losses until Company revenues can sustain the business. As of September 30, 2005, the Company has a working capital deficit of approximately $4.0 million, and positive stockholders' equity of approximately $3.2 million. The Company is dependent upon continuing cash infusions to fund on-going start-up operations. The Company is approaching various banks and financial institutions as well as equity investors about obtaining funding to finance the ongoing operating loss and the growth of working capital as revenues increase and inventory and receivables levels rise in addition to additional required capital expenditures. These discussions are on-going and include discussions with equity and secured lenders to provide the above mentioned fundings, as well as discussions with existing lendors about refinancing debt that is currently due and payable during the fourth quarter.

While the Company believes that existing and prospective shareholders and prospective financial institutions will provide the required funding, there can be no assurance that the equity and debt funding required can be obtained, or if obtained that it will be on terms that will not dilute existing shareholders.

The inability to obtain required equity funding would materially affect the Company's ability to continue and would adversely impact the current equity value of the Company. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

UNIVERSAL FOOD & BEVERAGE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

3.	MANAGEMENT AGREEMENT

On September 1, 2004, UFBC entered into a Management Agreement with Independence Water Group, LLC ("IWG"), whereby UFBC was to manage the water bottling business of IWG. UFBC was responsible for sales and all costs of the facility, including normal debt payments of IWG, maintenance of the plant and equipment, insurance, taxes, etc. during the term of the agreement. The original expiration of the agreement was December 1, 2004, but the agreement was informally extended through March 31, 2005. The intention of the parties was to allow UFBC to manage the business until such time that UFBC could acquire the business in accordance with it's strategic plan. As described in note 16, IWG's net assets were purchased by the Company on March 31, 2005.

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

Inventories - Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method of valuation.

Property, Plant and Equipment - Property and equipment are recorded at cost. Depreciation is computed using the straight line method over the estimated useful lives (5-7 years for equipment; 25 years for buildings) of the assets. Depreciation expense was $83,199 and $133,624 for the three and nine months ended September 30, 2005.

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

Revenue Recognition - Revenue is recognized when merchandise is shipped to the customer. Funds received per contract prior to shipment are recorded as Deferred Revenue on the balance sheet.

Shipping and Handling Fees and Costs - The Company classifies shipping and handling costs billed to customers as net sales; costs related to shipping are classified as cost of goods sold.

Income Taxes - The Company and its wholey owned subsidiaries file consolidated federal and state income tax returns.

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are provided for temporary differences between financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled, subject to a valuation allowance when it is more likely than not that some or all of the deferred tax asset will not be realized.

UNIVERSAL FOOD & BEVERAGE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

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

Accounts and Notes Receivable - The Company makes judgments as to the collectibility of accounts and notes receivable based on historic trends and future expectations. Management estimates an allowance for doubtful receivables, which reflects its current assessment of the collectibility of the receivables. Management believes that the current specific and general receivable reserves aggregating $149,280 is adequate as of September 30, 2005. The reserve was $14,600 at December 31, 2004.

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

5. INVENTORIES

Inventories, consist of the following:	9/30/2005	12/31/2004
Raw materials	$374,952	$78,180
Finished goods	31,332	83,114
	$406,284	$161,294

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:	9/30/2005	12/31/2004
Leasehold improvements	$114,629	$195,361
Furniture and office equipment	55,054	51,534
Equipment and improvements in progress	2,908,690	1,033,162
Buildings	999,190	-
Land	3,732,000	-
	7,809,563	1,280,057
Less: accumulated depreciation and amortization	139,212	5,587
	$7,670,351	$1,274,470

7.	NOTE RECEIVABLE

The note receivable consists of advances of $400,067 to a business partner. The notes bear interest at 5% with scheduled interest and principal payments beginning April 1, 2005 and payable over a 12 month period. The managements of both companies are negotiating a business arrangement whereby interest and principal payments may be made through a profit sharing arrangement of shared business opportunities. As these negotiations are continuing, no payments have been received as of November 14, 2005.

UNIVERSAL FOOD & BEVERAGE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
8.	SHORT-TERM DEBT

Short-term debt consists of the following:

- An equipment loan in the amount of $500,000 with a commercial bank obtained in connection with acquisition of IWG (see note 16). The note is due on December 31, 2005, with monthly interest only payments at prime plus one percent (effectively 7.75% at September 30, 2005) and is collateralized by certain equipment in the Virginia facility.

- An equipment loan in the amount of $850,000 with the sellers of the business acquisition (see note 16). The loan is due on March 31, 2006, with interest only payments at six percent for six months then converting to twelve percent until maturity and is secured by a second position on certain equipment and real estate in Virginia. The Company has received a waiver from this lender to postpone interest payments until further notified by the lender.

- Installment note payable for equipment, with twelve monthly payments of $6,472, including interest at 8%, through October 2005.

-Four short term promissory notes provided by shareholders totaling $400,000 (two totaling $300,000 were issued during the third quarter of 2005) with interest accruing at 6%. The total principal and interest is due at various times during the fourth quarter of 2005.

9.	LONG-TERM DEBT

Effective March 31, 2005, in conjunction with the Asset Purchase Agreement (see note 16), the Company borrowed $2,500,000 in mortgage financing secured by the real estate of the Company's Virginia subsidiary. The mortgage maturity date is March 31, 2025 and requires amortizing principle and interest payments over 20 years with interest at prime plus one percent (effectively 7.75% at September 30, 2005). The annual principal payments will vary based upon changing interest rates over time.

10.	ACCRUED EXPENSES

Included in accrued expenses are deferred salaries of executive officers of approximately $581,000 and $142,000 as of September 30, 2005 and December 31, 2004, respectively. The officers agreed to defer 50% of their compensation until the operations of the bottling facility reaches an annual revenue rate of $4,000,000.

11.	INCOME TAXES

Due to the operating losses incurred, the Company has no current income tax provision. The tax effect of the existing net operating losses give rise to significant portions of the deferred tax asset as follows:

	9/30/2005	12/31/2004
Deferred tax assets
Net operating loss carry forward	$2,527,000	$1,284,000
Total deferred tax assets	2,527,000	1,284,000
Valuation allowance	(2,527,000)	(1,284,000)
Net deferred tax asset	$-	$-

At September 30, 2005 and December 31, 2004, the Company has net operating loss carry forwards for Federal and state income tax purposes totaling approximately $6,649,000 and $3,380,000, respectively, available to offset future taxable income. These loss carry forwards expire in years beginning in 2024, unless utilized sooner. Cardinal Minerals Inc., prior to the stock exchange had net loss carry forwards of as much as $2,000,000. Due to IRS regulations with respect to changes of control, the amount available to be utilized on an annual basis will be limited (and is therefore not included in the table above). In addition, the ability to use the registrant's prior carry forwards before they expire is uncertain, so a valuation allowance for the entire benefit has been provided.

UNIVERSAL FOOD & BEVERAGE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
12.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consists of two grants from the State of Virginia in the amount of $375,000, which were provided to the Company for the purpose of constructing a new bottling plant and increasing local employment. Due to the uncertainty of meeting the specific terms of the agreements, the Company has classified these grants as liabilities. The terms of the grants require that the Company employee a certain number of employees and spend certain capital amounts for facility expansion. After a 30 month period, the Company must account for these events or return a prorated amount of the grant funding. The 30 month period expires October 2007.

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

During the period from March 2, 2005 to September 30, 2005 (post merger), the Company sold 478,600 shares of common stock for $837,551 through a private placement offering. The Company is continuing its efforts to raise funds through private placements.

14.	WARRANTS

During the nine months ended September 30, 2005, the Company had the following activity related to stock warrants:

	Number of	Range of
	Warrants	Exercise Prices
Balance at January 1, 2005	4,487,677	$2.00 - 2.50
Issued	4,496,668	$1.00 - 2.50
Exercised	(72,000)	$2.00
Forfeited	—
Balance at September 30, 2005	8,912,345	$1.00 - 2.50

All warrants are fully exercisable at September 30, 2005. Subsequent to September 30, 2005, a shareholder exercised 55,000 warrants with an exercise price of $1.00/share.

15.	LEASES

In December 2004, the Company entered into a five year lease for its executive offices. The lease requires minimum monthly payments ranging from $6,199 to $7,059 during the term of the lease. The lease also provides for two three year extensions.

In October 2004, the Company entered into a one year lease for a warehouse in Virginia. The lease requires minimum monthly payments ranging from $3,000 to $6,000 per month. The lease also provides for a six month or five year renewal at $7,500 per month. The Company has exercised it's six month renewal option.

The Company also leases various equipment on operating leases. Total rent expense for the nine months ended September 30, 2005 was approximately $153,000. Minimum annual rental payments under operating leases are as follows for the years ended September 30,

2006	$99,130
2007	100,724
2008	80,451
2009	83,487
2010	21,340
$385,132

UNIVERSAL FOOD & BEVERAGE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

16.	BUSINESS ACQUISITION

On March 31, 2005, the Company's wholly-owned Virginia subsidiary, Universal Food & Beverage Company of Virginia, completed the purchase from Independence Water Group, LLC ("IWG"), of the assets of IWG’s water bottling business pursuant to the terms of an asset purchase agreement and real estate purchase agreement ("Asset Purchase Agreement") with IWG. The assets consisted of approximately 620 acres of forestland, certain water rights, a fully equipped and operational water bottling facility, a distribution warehouse and a home.

The purchase price consisted of the following:

- $650,000 in cash, including a $150,000 deposit previously provided

- 3,000,000 unregistered shares of Company stock, including 1,000,000 option shares in connection with the management agreement (see note 3)

- 3,000,000 unregistered warrants of Company stock, including 1,000,000 warrants in connection with the management agreement (see note 3), which are exercisable over three years at a price of $1.00 per share

- Proceeds from a 20 year mortgage note from a local bank in the amount of $2,500,000.

- Note payable to IWG in the amount of $850,000, which bears interest at a rate of 6 % annually for the first six months and 12% thereafter, and is payable in full on March 31, 2006.

The fair value of the 3,000,000 shares of stock issued was calculated at $.75/share or $2,250,000 based upon a third party valuation approved by the Company's Board of Directors. The fair value of the 3,000,000 warrants was calculated as $660,000 using the Black Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%; risk-free interest rate of 3.96%; expected volatility of 55%, and an expected life of 3 years.

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

Since the business was acquired on March 31, 2005, the Company's results of operations does not include the results of IWG prior to March 31, 2005. If the acquisition had occurred at the beginning of the period presented, the loss before income taxes and net loss for the nine months ended September 30, 2005 would have been higher by approximately $33,000.This additional loss would not change the loss per share amounts.

17.	SUBSEQUENT EVENT

On October 18, 2005 the Company registered 3,250,000 shares of commons stock on Form S-8. On October 19, 2005 the Company filed a form 8K stating that the Company had issued 2,412,500 of these S-8 shares to 22 consultants who have agreed to provide a variety of future consulting services in return for this stock compensation. These services will be provided over varying terms over a two year period. The Company has valued these shares at $1.05 per share, the last trading price for the five days prior to their issuance. The Company will expense these services as they are provided.

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

In line with this strategy, on March 31, 2005, we acquired the assets of a water bottling plant and related properties (referred to as the Independence Water Group or “IWG”) in Independence, Virginia. Prior to this acquisition, we managed these assets under a management agreement since September 2004. We have begun the process of upgrading the facility to produce a broad line of value added beverages which we expect to substantially complete during the third quarter of 2005. Regular production of products at the facility was just beginning at the end of the second quarter.

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

Our principal executive offices are at 3830 Commerce Drive, St. Charles, Illinois 60174. Our telephone number is (630) 584-8670.

Results of Operations

UFBC was formed on July 19, 2004, but there was no Company financial activity until September 2004. The activity from July 19 to September 30, 2004, was primarily the organization of the corporation and sales of acquired product. Sales for the month (quarter ended September 30, 2004) were $118,680 generating a gross margin loss of $41,341. Selling, office and administrative expenses for the quarter ended September 2004 were $96,230 resulting in an operating loss of $137,571. Other income and expense were negligible resulting in pretax loss of $138,134. Cash flow from operations for the third quarter ended September 30, 2004 was about break even at negative $3,312 with increases in payables and accrued liabilities offsetting the net loss and increases in receivables and inventory. Capital expenditures totaled $406,126 for the quarter with funding provided through the sale of common stock ($295,000) and loans of $138,901.

For the following management discussion and analysis we will compare the quarter ended September 30, 2005 to that of the prior quarter ended June 30, 2005 as this comparison is more meaningful than comparing the current quarter information to the single month of September 2004.

	Three months	Three months
	ended	ended	Change
	9/30/2005	6/30/2005	Better/ (Worse)

Net Sales	$486,716	$296,617	$190,099
Cost of Goods Sold	1,095,406	706,770	(388,636)
Gross Deficit	(608,690)	(410,153)	(198,537)
Total Operating Expenses	562,798	898,463	335,665
Loss from Operations	(1,171,488)	(1,308,616)	137,128
Total Other Expense	84,966	67,241	(17,725)
Loss Before Income Taxes	(1,256,454)	(1,375,857)	119,403
Provision for Income Taxes	—	—
Net Loss	$(1,256,454)	$(1,375,857)	$119,403
Basic and Diluted Net Loss per Common Share	$(0.04)	$(0.05)	$0.01
Weighted Average Common Shares Outstanding	30,860,491	30,420,258	(440,233)

Sales

Sales of $486,716 for the third quarter of 2005 improved $190,099 over the second quarter as the Company began shipping manufactured product more consistently to new customers. Product sales for the third quarter still consisted primarily of bottled water sales with some sales shifted due to FEMA/hurricane related relief priorities. Sales year to date in 2005 of $859,703 consist primarily of sales of bottled water products sold to both one time customers and repeat customers. Our lack of capital has delayed the upgrades and improvements to our manufacturing facilities necessary to manufacture higher margined value added products.

Cost of Goods Sold

Cost of Goods Sold of $1,095,406 for the third quarter consist primarily of materials of production, labor and under absorbed production overhead as the operations are still operating well below capacity. The increase in cost of goods sold of $388,636 over the second quarter total of $706,770 is primarily due to the increased cost of raw materials for the higher production level as well as higher labor cost as staffing was increased. Year to date cost of goods sold was $1,980,174.

Gross Margin

The gross deficit loss of $608,690 and $410,153 for the third and second quarters, respectively, results from the above mentioned low margin bottled water sales being inadequate to absorb related operating and overhead expenses. Year to date gross margin was a negative $1,120,471.

Selling, Office and Administrative Expenses

Selling, office and administrative expenses for the current quarter of $562,798 consist primarily of administrative and marketing development, legal, accounting and research & development expenses of continuing to prepare the Company for business, meeting with potential customers and operating the manufacturing facilities. The decrease in selling, office and administrative expenses of $335,665 over the second quarter amount of $898,463 is primarily due to a reduction in allowances made for certain trade and notes receivable and decreased professional fees.

Other Expense

Interest expense for the quarter of $82,804 relates to long and short term debt incurred to finance the purchase of IWG assets on March 31, 2005 as well as additional shareholder loans to help support operations temporarily until permanent financing can be arranged. The increase in interest expense over the second quarter is due to the increased debt level as well as an increase in the floating interest rate for a portion of the debt. Other expense of $2,162 and $1,595 consists primarily of bank fees and charges for the current and prior quarters, respectively. Interest expense year to date is $149,343.

Loss Before Income Taxes

Pre-tax loss of $1,256,454 and $1,375,857 for the third and second quarters, respectively, results from the above mentioned gross margin loss and the selling, office and administrative expense and other expense.

Tax

The Company is in a net operating loss position and cannot with assurance predict future tax liabilities against which to offset current tax benefits, so no tax benefits have been recorded.

Net Loss

A net loss of $1,256,454 or $.04 per weighted average common share outstanding and a net loss of $1,375,857 or $.05 for the third and second quarters respectively results from the above mentioned loss before income taxes with no benefiting tax offset. Year to date net loss was $3,268,899 or $.11 per common share results from the above mentioned operating results and the cumulative year to date average common shares outstanding.

Liquidity and Capital Resources

As of September 30, 2005, the Company had negative working capital of $3,958,427. During the nine months ended September 30, 2005 the Company generated a deficit in cash flow from operations of $1,454,074. The deficit in cash flow from operating activities is primarily attributable to the Company's net loss from operations of $3,268,899, in addition to increases in receivables, inventories and prepaid expenses and other assets of $548,026, which was partially offset by increases in accounts payable of $1,603,761, accrued expenses of $385,433 and deferred revenue of $105,145.

Cash flow used in investing activities for the nine month period ended September 30, 2005 was $4,649,074, which is primarily attributable to the purchase of the IWG assets and capital expenditures for the Virginia facilities.

The Company met its cash requirements through the borrowings of $3,400,000 (which was used in part to acquire the IWG assets), government grants of $375,000 and the proceeds from the sale of stock and warrants through private offerings of $2,164,050. Subsequent to September 30, 2005, the Company has received equity proceeds of $55,000 from the sale of common stock through warrant exercise.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required immediately in order to meet our current and projected cash flow deficits from operations and development. Additionally, cash flow difficulties have resulted in the Company deferring payment of both vendor and employee obligations. We estimate that we will need approximately $5,700,000 over the next 12 months to fund working capital needs and $3,600,000 to complete product line expansions needed to meet current projections for growing the business. Debt service over the following 12 months is projected to approximate $2,200,000 in principal and interest payments. In addition to seeking bank working capital financing, we are seeking financing in the form of equity in order to provide the necessary working capital. , Following the end of the third quarter, the Company registered 3,250,000 shares for issuance under the Company's 2005 Stock Compensation Plan for Outside Consultants for future services. On October 18, 2005 issued 2,412,500 shares of common stock under the plan as compensation to consultants. Using our common stock in lieu of cash to compensate outside consultants as appropriate under this plan is one of the ways that the Company is conserving cash.

While management believes that required capital and bank financing will be received, there can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to the Company. Any additional equity financing may be dilutive to shareholders and such additional equity securities may have rights, preferences or privileges that are senior to those of the Company's existing common stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the Company. However, if we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources on terms acceptable to us, this will have a material adverse effect on our business, results of operations, liquidity and financial condition, and we will have to limit our planned operations and business development.

The Company's operations are located in North America and our primary market is anticipated to be in North America. There are seasonal aspects that would have an effect on the working capital requirements but which are not anticipated to have a material effect on the Company's financial condition or results of operations.

Item 3. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurances that information required to be disclosed in reports filed with the SEC pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of the Company's management, including the CEO and CFO, the Company conducted an evaluation of the overall effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer have concluded that the Company’s controls and procedures were effective as of September 30, 2005. There were no significant changes in our internal controls or in other factors that could significantly affect these controls in the third quarter of 2005.

The evaluation of the Company's disclosure controls and procedures by the CEO and the CFO included a review of the controls' objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. The Company's management, including the CEO and CFO, does not expect that disclosure controls and procedures can or will prevent or detect all errors and all fraud, if any, because there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As a result, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Part II - Other Information

Item 2. Unregistered Sales of Securities and Use of Proceeds

During the third quarter of 2005, we sold a total of 10,000 shares of our common stock to accredited investors for $1.75 per share in cash for an aggregate purchase price of $17,500. No commissions or discounts were paid with respect to these sales. These shares of our common stock were offered and sold under an exemption from registration under Regulation D or Section 4(2) of the Securities Act, and therefore are restricted shares, and the holders thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act or an exemption.

During the third quarter of 2005, there were no shares of our common stock issued in connection with the exercise of outstanding warrants.

Item 6. Exhibits

10.1	Promissory Note dated August 10, 2005 in the original principal amount of $250,000 payable to DNV LLC.

10.2	Promissory Note dated September 2, 2005 in the original amount of $50,000 payable to Samual J Balistreri.

31.1	Certification of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2005.

UNIVERSAL FOOD & BEVERAGE COMPANY

Date:	By:	/s/ Duane N Martin
Duane N Martin
Chairman and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)