Form 10KSB
period 2005-12-31
UNIVERSAL FOOD & BEVERAGE COMPNY
filed 2006-03-30
CIK 1097805

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 000-27853

UNIVERSAL FOOD & BEVERAGE COMPANY

(Name of small business issuer in its charter)

Nevada	86-0913555
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3830 Commerce Drive St. Charles, Illinois	60174
(Address of Principal Executive Offices)	(Zip Code)

(Issuer’s telephone number, including area code) (630) 584-8670

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.01 par value

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

State issuer’s revenue for its most recent fiscal year. $1,259,525

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days.

$ 15,594,858 as of February 28, 2006

State the number of shares of common stock, $0.01 par value, outstanding on March 27, 2006.

37,757,036 shares

UNIVERSAL FOOD & BEVERAGE COMPANY

FOR THE FISCAL YEAR ENDED

December 31, 2005

Index to Report

on Form 10-KSB

This Form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan” and “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, our actual results may differ materially from what we currently expect. Important factors which could cause our actual results to differ materially from the forward-looking statements in this Form 10K-SB or in the documents that we incorporate by reference into this Form 10K-SB include those described under “Risk Factors” and the following:

•	acceptance of our products in the marketplace;

•	changes in the non-alcoholic beverages business environment, including actions of competitors and changes in consumer preferences; adverse weather conditions;

•	our ability to finance expansion plans and general operating activities;

•	regulatory and legal changes;

•	the effectiveness of our advertising and marketing programs;

•	fluctuations in the cost and availability of raw materials;

•	dependence upon third-party vendors;

•	our ability to achieve earnings forecasts; integration of acquisitions;

•	ability to sustain and manage growth;

•	and changes in economic and political conditions.

You should carefully read this Form 10-KSB with the understanding that our actual future results may be materially different from what we expect. All forward-looking statements attributable to us are expressly qualified by these cautionary statements. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason, after the date of this Form 10-KSB.

In this Form 10-KSB references to “Universal”, “the Company”, “we,” “us,” and “our” refer to Universal Food & Beverage Company, a Nevada Corporation, together with our subsidiaries (unless the context otherwise requires).

PART I

ITEM 1. DESCRIPTION OF BUSINESS

RECENT DEVELOPMENTS

Preferred Stock Financing

On February 17, 2006, we sold $20,204,000 in our Series A preferred stock and warrants to several institutional investors. We used the proceeds of this sale to repay the majority of our short-term borrowings and to purchase the Savannah, Georgia assets, and our cash reserves increased to approximately $4.0 million.

We are in the early stage of operations. We intend to significantly expand our manufacturing capacities, broaden our marketing presence through the deployment of an internal sales force and broker network and build the required infrastructure to support these activities. As described above, we have raised a significant amount of capital which has been primarily used to acquire our Savannah facility described below, retire certain debt obligations and related fees to the transaction. The remaining amount of approximately $4.0 million is available for working capital purposes. We are seeking additional amounts in to more fully implement our plans. We believe we have available avenues to proceed to secure such financing although no assurances can be made that such funding will be received. We do not believe that without the additional funding or a rapid increase in profitable sales that we have the necessary financing for the next twelve months. Our operations will continue to operate in a loss position as we build the required capacity and infrastructure to operate in this competitive industry.

Acquisition of the Savannah, Georgia Aseptic Facility Assets

On February 17, 2006, our wholly-owned Georgia subsidiary, Universal Food & Beverage Company of Georgia, purchased the assets of an aseptic bottling and packaging and distribution facility, which we call the Savannah facility and assets, in Savannah, Georgia from California Natural Products, or CNP, pursuant to the terms of an asset purchase agreement dated as of February 17, 2006. The cash purchase price for the Savannah facility and assets was $9,000,000. The Savannah production facility is approximately 120,000 square feet, is located on a 14 acre site and has 7 aseptic lines and 4 processing systems. The assets included real estate, buildings, operating assets, equipment and machinery, intellectual property, contract rights, business records, inventory and other personal property items.

The Amendment

On February 15, 2006, our board of directors:

•	approved an amendment to Article VI of our Amended and Restated Articles of Incorporation to increase the authorized common stock from 100,000,000 to 300,000,000, which we call the “Amendment”,

•	authorized the presentation of the Amendment to our stockholders on or before May 15, 2006 for adoption by the stockholders, and

•	authorized the filing of the Amendment with the Secretary of State of the State of Nevada, following such stockholder approval and adoption.

By written consent dated effective March 1, 2006, shareholders owning 22,449,682 shares, or approximately 59.96% of the issued and outstanding shares of our common stock, approved the Amendment and the increase in our authorized common stock. The Amendment will become effective upon the filing with the Nevada Secretary of State of a Certificate of Amendment. As required by federal securities laws, we mailed an information statement relating to the Amendment to our stockholders on March 16, 2006, and we will file the Certificate of Amendment twenty days after that date, or on or after April 5, 2006, also in accordance with the federal securities laws.

OUR COMPANY

We develop, manufacture and distribute co-packed, private label and branded beverage products.

Our principal place of business is 3830 Commerce Drive, St. Charles, Illinois, 60174. Our telephone number is (630) 584-8670.

Corporate History

We are a Nevada corporation formed on August 20, 1996 under the name “Hayoton Company Incorporated” as a management company for resorts and hotel properties. On September 24, 1996, we changed our name from “Hayoton Company Incorporated” to “Hyaton Company Incorporated” and then to “Hyaton Organics Inc.” on October 21, 1999. On November 1, 2001, we changed our name to “Sun Power Corporation”. On December 30, 2003, we amended our articles and changed our name to “Cardinal Minerals, Inc.” On March 2, 2005, as more fully described below, we changed our name to “Universal Food & Beverage Company.”

Share Exchange

On September 28, 2004, we entered into a Share Purchase Agreement and Plan of Reorganization, as amended, which we call the reorganization agreement, with Universal Food & Beverage Company, a Delaware corporation (“Universal Delaware”), and its shareholders. A copy of the reorganization agreement was filed as an exhibit to our Form 8-K filed with the SEC on October 1, 2004.

On March 2, 2005 as a result of the share exchange and other transactions contemplated by the reorganization agreement and accounting for the ten-for-one reverse stock split we effected immediately prior to the share exchange:

•	Universal Delaware became our wholly owned subsidiary;

•	the former Universal Delaware shareholders collectively were issued approximately 90.19% of our issued and outstanding common stock;

•	the outstanding rights, warrants and options to acquire Universal Delaware common stock became rights, warrants and options to acquire our common stock;

•	our former officers and directors resigned their positions;

•	we appointed new officers and directors;

•	we amended our Articles of Incorporation and changed our name to “Universal Food & Beverage Company”; and

•	the trading symbol of our common stock on the OTC Bulletin Board became, and continues to be, UFBV.OB

At the time of the share exchange, we had no other business operations.

Acquisition of the IWG Water Bottling Assets

At the time of the share exchange, Universal Virginia, a wholly-owned subsidiary of Universal Delaware, managed the operations of certain water bottling equipment, buildings and water rights in Independence, Virginia owned by Independence Water Group, LLC, or IWG. Under this management agreement, among other things: Universal Virginia managed the day to day operations of the water bottling business and the related improved land; conducted, directed and supervised the water bottling business and its operating and maintenance activities; obtained all necessary operating permits and complied with all environmental and other regulatory matters; and marketed and sold the products of the water bottling business.

On March 31, 2005, Universal Delaware, purchased the following assets of the IWG water bottling business and related improved land:

•	approximately 620 acres of forestland including an aquifer with net recharge of 204 million gallons per year;

•	two buildings of approximately 8000 sq. ft. each for bottling, warehousing and distribution;

•	one operational bottling line and other related equipment;

•	a 6,500 square foot home on the premises, and

•	business records, intellectual property and contract rights.

The aggregate purchase price of approximately $7.2 million was paid primarily in cash (including the payoff of a seller mortgage note), shares of our common stock, warrants to acquire shares of our common stock and a note payable to the seller.

OUR SUBSIDIARIES (March 27, 2006)

We are a holding company for Universal Food & Beverage Company, a Delaware corporation, which we call Universal Delaware and Universal Food & Beverage Company of Georgia, a Georgia corporation, which we call Universal Georgia. Universal Delaware owns 100% of Universal Food & Beverage Company of Virginia, a Virginia Corporation, which we call Universal Virginia and 100% of Universal Food & Beverage Company of Georgia, which we call Universal Georgia.

Universal Delaware

Universal Delaware was formed July 19, 2004. Prior to the share exchange, Universal Delaware, through Universal Virginia, managed the operations of certain water bottling equipment, buildings and water rights in Independence, Virginia owned by Independence Water Group, LLC, or IWG, which we call the IWG Assets. Under this management agreement, Universal Delaware among other things:

•	managed the day to day operations of the water bottling business and the related improved land;

•	conducted, directed and supervised the water bottling business and its operating and maintenance activities;

•	obtained all necessary operating permits and complied with all environmental and other regulatory matters; and

•	marketed and sold the products of the water bottling business.

Universal Delaware was responsible for all expenses of the operation of the water bottling business, including all employee costs, current debt service and all normal and regular recurring, operating expenses for the production, delivery and sale of the products, such as well maintenance, materials, shipping, etc. Universal Delaware was responsible for these expenses without regard to the revenues generated by the water bottling business, though it received all proceeds from product sales of the water bottling business.

Universal Virginia

Universal Virginia was formed on October 13, 2004 to acquire and operate the IWG assets.

Universal Georgia

We formed Universal Georgia on January 27, 2006 to acquire and operate the Savannah facility and assets.

OUR BUSINESS

We provide a variety of beverage bottling services to branded beverage companies and private label customers; as well as the development, marketing and manufacture of our own branded products. In addition, we provide turn key solutions for product development including bottle design, labels, formula development and collateral material.

Customer Arrangements

We have multiple types of customers. For the year ended December 31, 2005, one customer accounted for more than ten percent of our sales. We co-pack for a number of our customers who own proprietary brands. In this process, our customer is the marketer and distributor of the branded product to retail. We enter into a wide variety of agreements with our customers. In some instances, we may supply some or all of the materials, in other arrangements the customer may supply all of the materials. We perform a number of test runs to insure the quality of the formulation manufacturing process and final product. A number of the products are further tested though an extensive quality assurance program. We quote our services depending upon a number of factors including the complexity of manufacturing process, the cost of purchased raw materials and packing materials, testing protocols, and anticipated profit margin. The prices for our products and services will vary as a result of this quoting process.

We also perform private label manufacturing for retail customers. Similar to co-packing operations, we enter into agreements with such customers to manufacture branded beverage products owned and marketed by the retailer in their stores. Generally, the retailer will supply the formula and packaging artwork. We will perform test runs which require the retailer’s approval. We typically purchase all of the materials used in the manufacture of these products.

Proprietary Brands

We have developed brands and formulations for our owned products. We have commenced the initial marketing and sale of FROST20 and SPORT20. FROST20 is a calorie free and sugar free enhanced flavored water beverage. Currently, the product is marketed in lemon, tropical citrus, peach and mixed berry flavors. We have initially launched this line of products using a 16.9 oz PET bottle (polyethylene terephthalate). SPORT20 is a natural hydration energy drink formulated to replenish electrolytes, fluid and carbohydrate. SPORT20 uses all natural ingredients to supply hydration and energy according to the recommendations of the National Academy of Science. The product has been introduced in four (4) favors – mixed berry, lemon-lime, tropical punch and orange. In addition, we market a variety of all natural water products in varying sizes under the labels of COLD MOUNTAIN and GRAYSON MOUNTAIN SPRING WATER.

Aseptic Packaging

As a result of the recently purchased fully operational aseptic packaging and distribution center in Savannah, Georgia, we have significantly expanded our ability to package a wider range of products to a broader customer base. We plan to significantly expand our manufacturing capacities and speeds in order to be competitive in the marketplace and to attract larger customers. See below for further information concerning the Savannah acquisition.

Processing Methods

Beverage products are typically processed in one of three methods as follows;

Cold-Fill. In the cold-fill process liquids are bottled while at room temperature or below. To protect the product and to act as a preservative, chemicals such as sodium benzoate are added into the process. The use of these additives is approved by the FDA.

Our facilities in Independence, Virginia have a cold-fill line.

Hot Fill. In the hot fill process, product is heated to 185 degrees Fahrenheit. The hot product, which is now free of vegetative microorganisms, will also sanitize the container in the filling process. The vacuum formed after cooling provides additional protection from micro contaminants. After filling, the bottles are cooled slowly by water mist.

Our facilities in Independence, Virginia have a hot-fill line.

Aseptic. Flexible aseptic packaging is a beverage and liquid food system widely used in Europe and Asia for several decades and introduced to the United States in the early 1980s. This packaging system allows products once considered perishable to be distributed and stored without refrigeration for periods up to six months or more—even foods such as milk, soy beverages, juice and nectars.

The aseptic packaging system achieves this room-temperature shelf stability by filling a sterilized package with a sterile food product within the confines of a hygienic environment.

Aseptically processed liquid foods and beverages are sterilized outside the package using an ultra-high temperature process that rapidly heats, then cools, the product before filling. The processing equipment is designed to place the least amount of thermal stress on the product while ensuring safety and retain more nutritional value and exhibit more natural texture, color, and taste.

Our Savannah facility, purchased in February 2006, has aseptic packaging.

Products

We presently produce a number of products that are either co-packed or private labeled for others. As noted above, the Company has commenced the marketing of its brands. The Company has additional products in development. In addition, several companies have asked us to assist them in the development of new or modified products.

Manufacturing

As of February 2006, we have manufacturing and distribution facilities in Virginia and Georgia.

The existing Virginia manufacturing and distribution facilities consist of two company-owned 8,000-square-foot buildings located at the water source in Independence, Virginia and one 52,500-square-foot leased building located 35 miles from the water source and near two major highways in Hillsville, Virginia. One Independence building is used for cold fill production and the other is used for the production of hot fill products. The Hillsville building currently houses raw material and finished goods inventory ready for distribution.

Our Savannah, Georgia manufacturing and distribution facilities, acquired in February 2006, consist of a company-owned 120,000 square-foot building housing the aseptic processing and packaging facility, as well as storage of raw material and finished goods ready for distribution.

Distribution

The majority of our arrangements with customers are on a FOB plant basis. As a further inducement to sale, we may on our owned branded products pay for delivery of our product to customers and adjust our selling price to include the delivery costs.

We continue to expand our relationships with brokers and distributors.

Sales and Marketing

The majority of our sales to date have come through customers seeking us out through “word-of mouth” We intend to develop a small internal sales force and utilize brokers to assist with sales to retailers in many of the markets.

Raw Materials

The products we produce and sell are made from various materials, including sweeteners, juice concentrates, water, glass and plastic bottles, paper, cartons and closures. We are not dependent on anyone supplier and believe that the loss of any supplier could be replaced without a significant loss of time or money. We generally use our own Artesian well in Independence, Virginia and filtered municipal water in Savannah. Substantially all of the materials and ingredients we purchase are presently available from several suppliers, although strikes, weather conditions, utility shortages, governmental control or regulations, national emergencies or other events outside our control could adversely affect the supply of specific materials. Our key raw materials, including plastic bottles and high fructose corn syrup, are derived from commodities. Therefore, pricing and availability tend to fluctuate based upon worldwide market conditions. Our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. In certain cases, we may elect to enter into multi-year agreements for the supply of these materials with one or more suppliers, the terms of which may include variable or fixed pricing, minimum purchase quantities, and/or the requirement to purchase all supplies for specified locations.

Seasonality

Our sales are seasonal with the highest volume typically realized during the summer months. As a result of our limited existing capacity and our plans to expand, we may not have the depth of operations to benefit from this seasonality in 2006.

Competition

According to Manufacturing News, Inc., there are approximately 484 bottling plants throughout the United States. The vast majority are Coca-Cola, Pepsi, and Dr. Pepper/ 7-Up plants. There are also a large number of dairy-only plants. The balance is comprised of regional plants that specialize in hot or cold fill lines. In addition, the majority of hot fill capacity is used to produce dedicated brands which limit the ability of most these plants to contract pack and/or introduce new products.

The beverage market is highly competitive and our competitive position varies in each of our market areas. Our products compete with many varieties of liquid refreshments, including carbonated beverages, coffee, milk, tea and water. We compete with bottlers and distributors of national, regional, and private label products. Several competitors, including the two that dominate the soft drink industry, PepsiCo, Inc. and The Coca-Cola Company, have significantly greater financial resources than we do and aggressive promotion of their products can adversely affect sales of our brands. Principal methods of competition in the beverage industry are price and promotional activity, advertising and marketing programs, point-of-sale merchandising, retail space management, customer service, product differentiation, packaging innovations and distribution methods.

Intellectual Property

No material portion of our business is dependent on a single or connected group of patents, licenses, industrial, commercial or financial contracts or new manufacturing processes.

We maintain registered trademarks for our brands in the United States. Grayson, Cold Mountain and Frost2O are among our trademarks. We maintain registrations of all of our significant trademarks and use the trademarks in the operation of our businesses.

We have filed for a patent on a bottle sterilization process. We have proven the technology in the pilot plant and are ready to move the process into practical application. The process allows for savings in the hot-fill process by lessening the required hot-fill temperature therefore allowing for a less substantial bottle than presently required. We believe this technology could make us more competitive with our own products and in co-packing for third-parties. We also believe that, if patented, we could license this technology to large hot-fill users.

Governmental Regulation

The production, distribution and sale of our products in the United States are subject to the Federal Food, Drug and Cosmetic Act; the Occupational Safety and Health Act; the Lanham Act; various environmental statutes; and various other federal, state and local statutes regulating the production, transportation, sale, safety, advertising, labeling and ingredients of such products. Our management believes that we are in compliance in all material respects with such existing legislation. Certain states and localities prohibit the sale of certain beverages unless a deposit or tax is charged for containers. These requirements vary by each jurisdiction. Similar legislation has been proposed in certain other states and localities, as well as by Congress. We are unable to predict whether such legislation will be enacted or what impact its enactment would have on our business, financial condition or results of operations.

All of our facilities in the United States are subject to federal, state and local environmental laws and regulations. Compliance with these provisions has not had any material adverse effect on our financial or competitive position. We believe that our current practices and procedures for the control and disposition of toxic or hazardous substances comply in all material respects with applicable law. However, compliance with or any violation of current and future laws or regulations could require material expenditures or otherwise have a material adverse effect. As of March 27, 2006, we have no knowledge of any liabilities relating to any environmental laws or regulations.

Insurance Coverage and Inspections

In accordance with FDA regulations, we have and will continue to maintain product liability insurance coverage of no less than $4 million.

We routinely inspect our facilities in accordance with FDA regulations and other clinical testing standards applicable to the beverage industry. We also inspect for maintenance and repair of the majority of equipment related to the bottling of beverage products.

Research and Development

We research the ‘value-added’ beverage market to identify consumer trends, or niche markets. We intend to develop specific formulations to target these markets. Management will use its contacts to seek out these formulations with the intent of obtaining low cost licenses to produce products that will fulfill projected market needs.

We are continually working with industry recognized leaders in food processing to find new and more efficient methods of formulating, sterilizing and bottling beverages and other food products. We believe that our technical expertise and innovation differentiate us from many of our competitors.

We are installing a “pilot” processing system, to be located in our St, Charles facility to accommodate the development of these new processes and products. The pilot plant will be available for internal product development as well as product development for our co-pack clients.

Employees

As of March 27, 2006, we employed approximately 115 people, none of which are covered by collective bargaining agreements. We believe that relations with employees are good.

RISK FACTORS

This Form 10-KSB contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements made by us, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our product sales, expenses, net income and earnings per share.

Risk Factors Relating to Our Business

Without additional financing or a rapid increase in profitable sales we may not have the necessary financing for the next twelve months.

We are in the early stage of operations. We intend to significantly expand our manufacturing capacities, broaden our marketing presence through the deployment of an internal sales force and broker network and build the required infrastructure to support these activities. As described above, we have raised a significant amount of capital which has been primarily used to acquire our Savannah facility described below, retire certain debt obligations and related fees to the transaction. The remaining amount of approximately $4.0 million is available for working capital purposes. We are seeking additional amounts in to more fully implement our plans. We believe we have available avenues to proceed to secure such financing although no assurances can be made that such funding will be received. We do not believe that without the additional funding or a rapid increase in profitable sales that we have the necessary financing for the next twelve months. Our operations will continue to operate in a loss position as we build the required capacity and infrastructure to operate in this competitive industry.

We have a history of net operating losses which may continue.

Our new product introduction and growth expansion continue to be expensive and we reported a net loss of $5,643,319 for the year ended December 31, 2005. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will continue to incur losses. We will continue to incur losses until we are able to establish significant sales. Our success is dependent upon the successful development and marketing of our products, as to which there is no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of raw materials, personnel, marketing and promotions, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations. If the present funds prove sufficient and we are unable to generate adequate funds from operations or external sources, we would be required to curtail or cease operations.

Continuing the expansion of our operations, an important part of our business plan, will require significant capital expenditures which we may be unable to finance.

Although we completed a $20,204,000 convertible preferred stock offering on February 17, 2006, additional capital may be required to effectively support the operations and to otherwise implement our overall business strategy. However, there can be no assurance that financing will be available when needed on terms that are acceptable to us. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

We are dependent upon the proceeds of the convertible preferred stock offering and our existing working capital to complete our business objectives, cited herein. While management believes that these funds will be sufficient to meet our anticipated immediate cash requirements and provide us with capital sufficient to fund short-term needs, there is no assurance in this regard.

Our continued existence also will be dependent upon our ability to generate positive cash flows from operations to fund our working capital needs. We cannot at this time estimate the amount of capital that will be required in the future, the timing of such capital requirements or what valuation and pricing might be expected. If we cannot find adequate capital on reasonable terms, we may not be able to accomplish our business objectives.

We will require additional financing to further develop operations and there is no assurance that we will successfully obtain such financing on acceptable terms. The failure to obtain such financing could have a material adverse effect on the business.

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

We also intend to make offers to acquire bottling assets in the ordinary course of our business. If these offers are accepted, our capital needs will increase substantially. If we fail to obtain the funding that we need when it is required, we may have to forego or delay potentially valuable opportunities to acquire new bottling assets or default on existing funding commitments to third parties and forfeit or dilute our rights in existing bottling assets interests.

The beverage industry is highly competitive.

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

Our business is subject to changes in consumer preferences and tastes.

Maintaining our competitive position depends on our continued ability to offer products that have a strong appeal to consumers. Consumer preferences may shift due to a variety of factors, including changes in demographic and social trends, the availability and appeal of alternative beverages or packaging as well as general economic conditions. Any significant shift in consumer preferences coupled with our failure to anticipate and react to such changes could reduce the demand for certain products in our portfolio resulting in reduced sales or harm to the image of our brands. No assurance can be given that consumer demand for our products will exist, grow or will not diminish in the future.

Our key raw materials are derived from commodities and pricing and availability tend to fluctuate based upon worldwide market conditions.

Our key raw materials, including plastic bottles and high fructose corn syrup, are derived from commodities. Therefore, pricing and availability tend to fluctuate based upon worldwide market conditions. Our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. In certain cases, we may elect to enter into multi-year agreements for the supply of these materials with one or more suppliers, the terms of which may include variable or fixed pricing, minimum purchase quantities, and/or the requirement to purchase all supplies for specified locations.

Our business plans will require us to increase our sales through acquisitions and new product development.

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

The acquisitions we make could result in operating difficulties, dilution and other harmful consequences to our business and our stockholders.

The acquisition of the IWG water bottling business and Savannah facilities assets were, and other acquisitions we make could be, material to our financial condition and results of operations. In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and may not provide the benefits anticipated. The areas where we may face risks include:

•	difficulties integrating operations, personnel, technologies, products and information systems of acquired businesses;

•	potential loss of key employees of acquired businesses;

•	adverse effects on our results of operations from acquisition-related charges and amortization of acquired intangible assets;

•	increased fixed costs, which could affect profitability;

•	inability to maintain the key business relationships and the reputations of acquired businesses;

•	potential dilution to current shareholders from the issuance of additional equity securities;

•	inability to maintain our standards, controls, procedures and policies;

•	responsibility for liabilities of companies we acquire; and

•	diversion of management’s attention from other business concerns.

Our sales are seasonal.

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

In order to maintain the profit margin we require for success of our business plan, we rely on a limited number of key vendors.

The beverage industry is highly competitive and therefore the company can be subject to significant pricing pressure as well as increased cost of bottling and packaging materials, and production equipment. We are relying substantially upon our relationships with, and receiving favorable pricing arrangements from, a limited number of key vendors. Our success depends, to a significant extent, on the continued quality of the ingredients, bottles or products we require. In addition, any adverse change in the financial condition, production efficiency, product development, and management and marketing capabilities of the respective vendors could have a substantial impact on our business. In the event the operations of the key vendors were interrupted or discontinued, temporary inventory shortfalls, or disruptions or delays with respect to any unfilled purchase orders could be experienced. Although we believe that adequate alternate sources would be available that could replace a key vendor, there can be no assurance that such alternate sources will be available at the time of any such interruption or that alternative products will be available at comparable quality and prices.

We rely on a limited number of key customers for our revenue.

We rely on a limited number of key customers for a significant portion of our revenue. The loss of any one of these customers, without replacement, could significantly reduce our revenue and have a negative on our cash flow and results of operations.

Since we depend upon our key personnel providing significant business contacts, the loss of one or more of our management team may have a negative effect on our business.

Our performance and future success depends to a significant extent upon the continued service of some of senior management and certain executive officers and key personnel. In particular, the loss of the skills, experience, and continued efforts of Duane Martin, our CEO, or Marc Fry, our President of Production, or any other key personnel, could have a material adverse effect on business and prospects. We do not currently have key-man insurance on any of our executive officers.

We have employment agreements with our executive officers that provide for base salary and additional compensation in the form of bonus based upon stated objectives. In addition, our executive officers hold substantial amounts of our common stock.

There can be no assurance that the Company will retain its executive officers and key personnel.

We must manage our growth effectively and implement and maintain procedures and controls during a time of rapid expansion in our business.

The expansion necessary for us to fully exploit the market window for our products requires effective planning and management processes. Our plans for significant growth are expected to continue to place a strain on our managerial, operational and financial resources. To manage our growth, we must continue to implement and improve operational financial systems and to expand, train and manage our employee base. The additional personnel required by our expected growth must be recruited in a tight labor market. There can be no assurance our systems, procedures or controls will be adequate to support our operations, or that management will be able to achieve the rapid execution necessary to fully exploit the perceived market window for our products. If we are unable to manage growth effectively, our business, operating results and financial condition will be adversely affected.

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

We are subject to government and regulatory issues.

We are subject to government rules and regulations, including federal, state and local laws, regulations and inspections, and trade association standards. These laws and regulations and their interpretation and enforcement are subject to change. There can be no assurance that additional or more stringent requirements will not be imposed on our operations in the future. Our failure to comply with any of these governing bodies could irreparably harm the business. Risks of incurring substantial compliance costs and liabilities and penalties for non-compliance, particularly with respect to certain FDA laws and regulations, are inherent in our business. Such compliance requires us to perform regular testing of our water supply, an integral part of our products. If we fail an inspection, we must take immediate action to correct any deficiencies and fully document said action(s). All deficiencies must be corrected within thirty (30) days of inspection. Additional testing is required to ascertain cleanliness of equipment used in the processing and bottling of our products. Management believes it complies with the rules and regulations with which it is required to comply.

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

We also recognize the oversight of our operations by the Occupational Safety and Health Administration (“OSHA”). While management intends to conduct operations in a manner consistent with OSHA regulations and standards that limit accidents and bodily injury, there can be no assurance that an accident will not happen in the manufacturing facility or on any of our premises.

We face risks associated with liability claims.

The bottling and distribution of beverages can lead to product liability claims, including liability due to the presence of contaminants in its products. We will maintain insurance coverage against the risk of product liability. However, the amount of the insurance we may carry could be subject to certain exclusions and may, or may not, be adequate. In addition to direct losses resulting from product liability, we could suffer adverse publicity and damage to our reputation in the event of contamination which could have a material adverse effect on sales and profitability.

Our management owns significant amounts of our common stock and consequently exerts significant influence on the direction of our business.

Our directors and executive officers beneficially own approximately 39.9% of our outstanding common stock as March 2006. Accordingly, these persons, as a group, will be able to exert significant influence over the direction of our affairs and business, including any determination with respect to our acquisition or disposition of assets, future issuances of common stock or other securities, and the election or removal of directors. Notwithstanding the exercise of their fiduciary duties by the directors and executive officers and any duties that such other stockholder may have to us or our other stockholders in general, these persons may have interests different than yours.

We have operated and currently operate without independent directors.

We have not had independent directors throughout our history. Accordingly, none of the material agreements between related parties have been negotiated with the oversight of independent directors. Most agreements into which we have entered were at the absolute discretion of Mr. Martin and Mr. Fry.

Risks Relating to our Capital Stock and Common Stock

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Our common stock currently trades on a limited basis on the OTC Bulletin Board. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

There are a large number of shares underlying our convertible preferred stock and warrants that may be available for future sale and the sale of these shares may depress the market price of our common stock.

As of March 27, 2006, we had 37,757,036 shares of common stock issued and outstanding, convertible preferred stock outstanding that may be converted into 40,408,000 shares of common stock at below market prices, and outstanding warrants to purchase 34,597,073 shares of common stock. The sale of these shares may adversely affect the market price of our common stock.

The issuance of shares upon conversion of the preferred stock and exercise of outstanding warrants may cause immediate and substantial dilution to our existing stockholders.

The issuance of shares upon conversion of the convertible preferred stock and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although the convertible preferred stockholders may not convert their preferred stock and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent the selling stockholders from converting and/or exercising some of their holdings, selling these shares and then converting the rest of their holdings. In this way, the convertible preferred holders could sell more than this limit while never holding more than this limit.

If we are required for any reason to redeem our convertible preferred stock, we would be required to deplete our working capital, if available, or raise additional funds. Our failure to redeem our convertible preferred stock, if required, could result in legal action against us, which could require the sale of substantial assets.

In February 2006, we sold $20,204,000 of convertible preferred stock. Any event of default could require the early redemption of the convertible preferred stock and/or payment of dividends at a default dividend rate if the default is not cured with the specified grace period. In addition, the convertible preferred stock has a three year life at the end of which, the holders may put back to the Company all unconverted shares for cash at the face value of the preferred stock.

We anticipate that the full amount of the convertible preferred stock, together with required dividends will be converted into shares of our common stock, in accordance with the terms of the convertible preferred stock. If we are required to instead redeem the convertible preferred stock, we would be required to use our working capital or raise additional funds. If we were unable to redeem the convertible preferred stock when required, the holders could commence legal action against us to recover the amounts due. Any such action may require us to obtain additional financing or curtail operations.

The terms of our preferred stock require us to meet certain revenue targets by March 31, 2007 or suffer substantial dilution.

The Preferred Stock Certificate of Designations provides among other things that if Universal does not achieve certain net sales targets in the four quarters ended March 31, 2007, the conversion price for the Series A Preferred Stock will be decreased to the product of (x) the then current conversion price and (y) .6666. Failure in meeting this revenue target could lead to substantial dilution and could result in current stockholders losing a substantial portion or all of the value of their investment.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our ability to continue our normal operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. In addition, we have a substantial amount of convertible preferred stock and a substantial and prolonged decline in the price of our common stock would make it unlikely that the convertible preferred stock would be converted and if we were required to redeem a significant portion of the convertible preferred stock it would be highly detrimental to our liquidity and our operations. We also have a substantial number of warrants outstanding and a decline in the price of our common stock would make it unlikely that those warrants would be exercised and that could be especially detrimental to our liquidity and our operations. Such reductions would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plan and operations, including our ability to expand our facilities and equipment, develop new products and continue our current operations. If our stock price declines, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

Since our shares are thinly traded, and trading on the OTC Bulletin Board may be sporadic because it is not an exchange, stockholders may have difficulty reselling their shares.

Our common shares are currently listed for public trading on the NASDAQ Stock Market, Inc.’s OTC Bulletin Board. There can be no assurance that an active public market will continue for the common stock, or that the market price for the common stock will not decline below its current price.

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

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.

Our executive officers, directors, and principal stockholders who hold 5% or more of the outstanding common stock and their affiliates beneficially owned as of December 31, 2005, in the aggregate, approximately 56% of our outstanding common stock. These stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

Future sales of our common stock may cause our stock price to decline.

Our stock price may decline by future sales of our shares or the perception that such sales may occur. If we issue additional shares of common stock in private financings under an exemption from the registration laws, then those shares will constitute “restricted shares” as defined in Rule 144 under the Securities Act. The restricted shares may only be sold if they are registered under the Securities Act, or sold under Rule 144, or another exemption from registration under the Securities Act.

Some of our outstanding restricted shares of common stock are either eligible for sale pursuant to Rule 144 or required under existing registration rights agreements to be registered under the Securities Act for resale by the holders. We are unable to estimate the amount, timing, or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market may cause the stock’s market price to decline. See “Description of Securities.”

We do not expect to pay dividends on our common stock.

We have not paid dividends since inception on our common stock, and we do not contemplate paying dividends in the foreseeable future on our common stock in order to use all of our earnings, if any, to finance expansion of our business plans.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board, we could be investigated by the SEC or we could incur liability to our shareholders.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. Failure to remain current in our reporting obligations might also subject us to SEC investigation or private rights of action by our shareholders.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

ITEM 2. DESCRIPTION OF PROPERTY

St. Charles, IL

We lease approximately 10,000 square feet of office space as our principal executive offices at 3830 Commerce Drive, St. Charles, Illinois 60174.

Independence, VA

We own the following properties in Independence, Virginia:

•	approximately 620 acres of forestland,

•	7,889 square foot fully equipped and operational water bottling facility,

•	an 8,000 square foot former distribution warehouse, fully equipped value added products bottling facility, and

•	6,500 square foot home on the premises.

Based on an independent appraisal, the real estate and facilities have an estimated fair value of $4.7 million at the time of the acquisition. The existing equipment ranges in age and has been recently refurbished to ensure its reliability. The water bottling equipment operates at approximately 200 bottles per minute or 2.2 million cases annually, and the value added products bottling equipment operates at approximately 500 bottles per minute or 5.0 million cases annually.

Our ownership of the Independence, Virginia land and facilities is subject to a first mortgage and security interest securing the $2,500,000 loan from Grayson National Bank. The loan is a 20-year term loan with interest at 8.25% annually.

Hillsville, VA

We also lease a 52,500 square foot building in Hillsville, Virginia, approximately 35 miles from the water source in Independence, Virginia. The Hillsville facility houses raw materials as well as finished goods inventory ready for distribution.

We believe our Virginia facilities are generally in good condition; however they are insufficient to meet present needs. We are actively seeking additional financing to acquire and/or upgrade our existing Virginia facilities.

Savannah, GA

We own a production facility in Savannah, Georgia that is approximately 120,000 square feet, located on a 14 acre site and has 7 aseptic lines and 4 processing systems. These facilities also provide for storage of raw materials and finished goods inventory ready for distribution. Based on an independent appraisal, the Savannah real estate and facilities have an estimated fair value of $7.0 million. The existing equipment ranges in age and has been recently refurbished to ensure its reliability. An independent appraisal of the equipment in this facility indicated a fair value of $5.0 million.

Other

The production of beverages is capital intensive but is not characterized by rapid technological change. The technological advances that have occurred over the last several years have generally been of an incremental cost-saving nature, such as the industry’s conversion to lighter weight containers. We are not aware of any anticipated industry-wide changes in technology that would adversely impact our current physical production capacity or cost of production.

We own and lease office space, transportation equipment, office equipment, data processing equipment and certain plant equipment.

We also have equipment loans with respect to our Virginia operations with outstanding balances of $122,133 as of December 31, 2005, due in February 2007.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No Matters were submitted to security holders in the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Our common is quoted on the OTC Bulletin Board under the trading symbol “UFBV.OB” The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by OTC Bulletin Board. Such quotations are taken from information provided by “Yahoo! Finance” and reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. We have not included periods prior to the share exchange; as such periods do not relate to our current business and would not be meaningful to investors.

	Bid
	High	Low
Fiscal year ending December 31, 2005:
March 2, 2005 through March 31, 2005	$3.30	$1.00
Second Quarter	$2.75	$0.75
Third Quarter	$2.15	$1.36
Fourth Quarter	$1.45	$0.35

As of March 27, 2006, there were 37,757,036 shares of our common stock outstanding owned by approximately 140 holders of record.

Our common shares are issued in registered form. Interwest Transfer Co. Inc., PO Box 17136, Salt Lake City, Utah 84117 (Telephone: 801-272-9294, Facsimile: 801-585-7569) is the registrar and transfer agent for our common shares.

Dividend Policy

We have not paid dividends since inception on our common stock, and we do not contemplate paying dividends in the foreseeable future on our common stock in order to use all of our earnings, if any, to finance expansion of our business plans.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

We are in the early stage of operations. We intend to significantly expand our manufacturing capacities, broaden our marketing presence through the deployment of an internal sales force and broker network and build the required infrastructure to support these activities. As described above, we have raised a significant amount of capital which has been primarily used to acquire our Savannah facility described below, retire certain debt obligations and related fees to the transaction. The remaining amount of approximately $4.0 million is available for working capital purposes. We are seeking additional amounts in to more fully implement our plans. We believe we have available avenues to secure such financing although no assurances can be made that such funding will be received. We do not believe that without the additional funding or a rapid increase in profitable sales that we have the necessary financing for the next twelve months. Our operations will continue to operate in a loss position as we build the required capacity and infrastructure to operate in this competitive industry.

For the year ended December 31, 2005 and for the period from July 19, 2004 (inception) to December 31, 2004, the Company had one facility and analyzed and managed the business as one segment, as a bottler and manufacturer of beverage products.

Recent Developments

On February 17, 2006, we sold $20,204,000 in our Series A Preferred Stock and warrants to several institutional investors, including the exchange of 3,204,000 of outstanding debt. We repaid a $3,250,000 bridge loan made on December 30, 2005, purchased the Savannah facility for $9,000,000 and retired approximated $1,900,000 of other indebtedness resulting in an increase to our cash reserves of approximately $4.0 million. Because of this financing, we believe that we have sufficient cash resources to implement our strategy and conduct our operations for at least twelve months; however we intend to seek additional capital for the expansion of our manufacturing capacities and capabilities.

Prior to this financing, we relied on the sale of common stock with warrants through private placements and borrowings from officers and stockholders.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and also affect the amounts of revenues and expenses reported for each period. Actual results could differ from those which result from using the estimates. We utilize estimates in assessing our exposure to litigation and other legal claims and contingencies, in recording our allowance for doubtful accounts, in determining the obsolescence of inventory, the remaining useful life of long-lived assets and in determining the utilization of deferred tax assets and the adequacy of the valuation reserve against the deferred tax asset.

The Securities and Exchange Commission (“SEC”) has recently issued Financing Reporting Release (“FRR”) No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. A critical accounting policy is one that is both important to the portrayal of our financial condition and results, and requires management’s most difficult, subjective or complex judgments. Typically, the circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain.

Our significant accounting policies are described in Note 1 to the Notes to our Consolidated Financial Statements for the year ended December 31, 2005. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However the following policies are considered to be critical within the SEC definition:

Long Lived Assets – We review the carrying value of our long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable and utilize the service of third party experts when we believe it is appropriate. To date, we have not recognized any assets which are impaired.

Sales Returns and Allowances - For sales returns and allowances, we issue a credit to the customer once we have obtained the returned goods or obtained other evidence as to the legitimacy of the return or allowance. Discounts are offered to customers via promotional events. Discounts are recorded at the time of sale by issuing a credit for the discount relating to the shipment. Consideration given by us to a customer (including a reseller of the Company’s products) is accounted for as a reduction of revenue when. For the twelve month period ended December 31, 2005, no consideration was provided to any customer.

Inventories - Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method of valuation. A determination is made at the end of each accounting period by senior management based on the input from both sales and production personnel of the amount inventory, if any, which is deemed to be obsolete and the amount of obsolete inventory is written off to cost of goods sold.

Intangibles/Water Rights - We acquired certain intangibles and water rights from IWG. We believe that these rights have indefinite lives and are therefore not being amortized. These rights are reviewed for impairment annually by third party experts who have provided us with written reports of the replenishable water quantity which can be extracted annually and the current value of market value of water.

Revenue Recognition - Revenue is recognized when merchandise is shipped to the customer. Funds received per contract prior to shipment are recorded as Deferred Revenue on the balance sheet.

Income Taxes - We account for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are provided for temporary differences between financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled, subject to a valuation allowance when it is more likely than not that some or all of the deferred tax asset will not be realized.

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

Recent Accounting Pronouncements

SFAS No. 153

On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” (“SFAS 153”). SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. The provisions of SFAS 153 are effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this standard is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

Staff Accounting Bulletin No. 107

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS No. 123(R). This interpretation provided the staff’s views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123(R) and investors and users of the financial statements in analyzing the information provided. We will follow the guidance prescribed in SAB No. 107.

SFAS NO. 123(R)

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first annual period beginning after June 15, 2005. We adopted SFAS No. 123 (R) as of October 1, 2005and adoption of this standard did not have a material impact on our consolidated financial position, results of operations and cash flows.

SFAS No. 154

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections-A Replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement does not change the guidance for reporting the correction of an error in previously issued financial statements or a change in accounting estimate. The provisions of this Statement shall be effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS No. 154 will depend on the accounting change, if any, in future periods.

EITF 05-6

In June 2005, the EITF reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EIFT 05-6.”) EIFT 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. Adoption of this standard is not expected to have a material impact on our consolidated financial position or results of operations.

Results of Operations

Universal Delaware was formed on July 19, 2004, but there was no financial activity in that company until September 2004. The activity from July 19 to September 30, 2004, was primarily the organization of the corporation.

The table below summarizes our results from operations for the year ended December 31, 2005 and the period from July 19, 2004 to December 31, 2004.

	Year ended December 31, 2005	Period from July 19, 2004 to December 31, 2004	Better/ (Worse)
Net Sales	$1,259,525	$78,907	$1,180,618
Cost of Goods Sold	2,866,657	373,330	(2,493,327)

Gross Deficit	(1,607,132)	(294,423)	(1,312,709)
Other Operating Expenses	3,775,796	924,802	(2,850,994)
Litigation Expense	—	2,160,700	2,160,700

Loss from Operations	(5,382,928)	(3,379,925)	(2,003,003)
Interest Expense	260,391	—	(260,391)

Loss Before Income Taxes	(5,643,319)	(3,379,925)	(2,263,394)
Provision for Income Taxes	—	—	—

Net Loss	$(5,643,319)	$(3,379,925)	$(2,263,394)

Basic and Diluted Net Loss per Common Share	$(0.19)	$(0.17)	$(0.02)

Weighted Average Common Shares Outstanding	29,728,537	19,709,015

Sales

Net sales of $1,259,525 for 2005 improved over 2004 due as we completed certain improvements to our Virginia operation which allowed us to begin shipping both cold-fill and hot-fill products to new customers in the fourth quarter of 2005. One customer accounted for 33.8% of our2005 sales and another customer accounted for 16.2% of our 2005 sales, no other customer accounted for more than 10% of our 2005 sales.

Cost of Goods Sold

Cost of goods sold for 2005 consisted primarily of materials of production, labor and under absorbed production overhead as the operations still operated below capacity. The increase in cost of goods sold over 2004 is primarily due to the increased cost of raw materials for the higher production level, higher labor cost as staffing was increased and the increase in overhead at the Virginia facility as we expanded the operation.

Gross Deficit

The gross deficit for 2005 and 2004 results from the sales being inadequate to absorb related operating and overhead expenses.

Total Operating Expenses

Total operating expenses for 2005 consists primarily of administrative, marketing, legal, accounting and research & development expenses to prepare the Company for expanded business, meetings with potential customers and operating the manufacturing facilities. Included in operating expenses are accrued but unpaid officer salaries of approximately $634,000 and $142,000 as of December 31, 2005 and December 31, 2004, respectively. The officers agreed to defer 50% of their compensation until the operations of the bottling facility reaches an annual revenue rate of $4,000,000.

Litigation Expense

The litigation expense in 2004 represents the cost of a settlement agreement with Enhanced Beverage Co. (“EBC”), EBC’s parent and certain shareholders of EBC, collectively the “EBC parties”. Prior to the Company’s Management Agreement with Independence Water Group (“IWG”), EBC had raised funds and entered into a similar arrangement with IWG to operate the facility with the intent to acquire the business. We entered into a settlement agreement with the EBC parties in order to release the Company from any claims that the EBC parties may have against us.

In exchange for certain equipment and deposits (valued at approximately $206,000) that EBC had acquired in contemplation of the acquisition of the IWG business, the Company agreed to a settlement of 3,022,002 shares of our common stock payable over time and a $100,000 consulting agreement to the CEO of EBC for a period of one year. The net effect of this settlement was to record a $ 2,160,700 charge to operations for the period ended December 31, 2004. The final shares of common stock will be distributed in April 2006.

Interest Expenses

Interest expense increased in 2005 as we borrowed funds to acquire the assets of the water bottling plant and related properties in Independence, Virginia and incurred additional borrowings to make certain improvements in the Virginia facilities.

Income Taxes

We are in a net operating loss position and cannot with assurance predict future taxable income which to offset current tax benefits, so no tax benefits have been recorded.

Net Loss

A net loss of $5,643,319 or $0.19 per weighted average common share outstanding and a net loss of $3,379,925 or $0.17 for 2005 and 2004 respectively results from the above mentioned activities.

Liquidity and Capital Resources

On February 17, 2006, we received an infusion of $20,204,000 in private equity financing from several institutional investors. We repaid the majority of our short-term borrowings and our cash reserves increased by approximately $4.0 million.

As described above, we are seeking additional amounts in to more fully implement our plans. We believe we have available avenues to secure such financing although no assurances can be made that such funding will be received. We do not believe that without the additional funding or a rapid increase in profitable sales that we have the necessary financing for the next twelve months. Our operations will continue to operate in a loss position as we build the required capacity and infrastructure to operate in this competitive industry.

Prior to the February financing, we relied on the sale of common stock with warrants through private placements and borrowings from officers and stockholders.

Recent Developments

On February 17, 2006, we sold and issued 20,204 shares of Series A preferred stock, with each share initially convertible into 2,000 shares of our common stock and related warrants in exchange for aggregate gross proceeds of $20,204,000. Of this amount, $16,657,507 was paid in cash and $3,546,493 was paid through the roll over of outstanding indebtedness and satisfaction of related buy-in rights under certain of our senior convertible exchangeable notes issued in December 2005 and the dollar for dollar roll over of certain shareholder notes.

The warrant each investor received gives the holder the right to acquire one (1) share of common stock for every two (2) shares of common stock initially underlying the shares of Series A preferred stock purchased. The Warrants are exercisable initially at $0.70 per share of common stock, subject to adjustment, and are exercisable for five (5) years after issuance. The warrants contain a cashless exercise provision. The terms of this financing, as well as the transaction documents, were included in our Current Report on Form 8-K dated February 17, 2006 filed with the SEC on February 21, 2006.

A summary of the use of proceeds from the cash received from this financing is as follows

Description	Amount
Final payment on Savannah acquisition	$8,738,538
Payment of short-term notes outstanding at February 17, 2006 plus accrued interest	1,969,773
Payment of officer note	45,000
Cash payment of legal and other expenses	78,000
Payment of placement agent fees (including $ 221,582 to John F. Levy, our Chief Financial Officer), included in offering expenses	1,477,210
Cash to be used for working capital and expansion	4,348,986

$16,657,507

The convertible preferred stock has a three year life at the end of which, the holders may put back to us all unconverted shares for cash at the face value of the preferred stock. We anticipate that the full amount of the convertible preferred stock, together with required dividends will be converted into shares of our common stock, in accordance with the terms of the convertible preferred stock. If we are required to instead redeem the convertible preferred stock, we would be required to use our working capital or raise additional funds. If we were unable to redeem the convertible preferred stock when required, the holders could commence legal action against us to recover the amounts due. Any such action may require us to obtain additional financing or curtail operations.

December 2005 Bridge Note

On December 30, 2005, we entered into definitive agreements for a private placement of up to $3,250,000 of senior secured exchangeable convertible notes, which we call our senior notes, and related warrants to purchase up to 7,500,000 shares of our common stock. We sold the $3,000,000 of the securities on December 30, 2005 and the remainder on January 13, 2006 to accredited investors in reliance on Section 4(2) and Regulation D under the Securities Act as described above.

On February 17, 2006, in connection with our preferred convertible stock offering described below, $3,000,000 of the senior notes plus accrued interest of $38,630, were exchanged for $3,342,493 of preferred convertible stock and related warrants and $250,000 of senior notes, plus accrued interest of $2,602 was paid to certain note holders.

Operating Activities

During the year ended December 31, 2005, we generated a deficit in cash flow from operations of $3,588,245. The deficit in cash flow from operating activities is primarily attributable to our net loss from operations of $5,643,319 partially offset by non-cash stock compensation of $712,187; depreciation and amortization of $216,864 and bad debt expense of 254,680. The cash outflow was further increased by growth in our receivables and inventories of $519,472, and was partially reduced by growth in our accounts payable of $707,091, accrued expenses of $605,961 and deferred revenue of $71,362.

On October 18, 2005, we authorized a consultants’ stock plan and registered 3,250,000 shares of commons stock on Form S-8 to be issued under the plan. On October 19, 2005, we issued 2,412,500 of the shares under this plan to 22 consultants who have agreed to provide a variety of future consulting services in return for this stock compensation. These services will be provided over varying terms over a two year period. We valued these shares at $1.05 per share, the last trading price for the five days prior to their issuance. We are expensing these services as they are provided, typically over a two year period. For the year ended December 31, 2005, we recognized consulting expense related to the consultants’ shares of $706,188. At December 31, 2005, a total of $1,832,938 of expenses related to these shares has been included in prepaid expenses.

The increase in receivables, inventory and accounts payable are attributable to the growth of the business from inception in 2004 to the commencement of operations in 2005. Included in accrued expenses are approximately $776,500 and $142,000 of accrued officers’ compensation as of December 31, 2005 and December 31, 2004, respectively. The officers agreed to defer 50% of their compensation until the operations of the bottling facility reaches an annual revenue rate of $4,000,000.

Cash flow used in investing activities for the year ended December 31, 2005 was $4,776,023, which is primarily attributable to the purchase of the IWG assets and capital expenditures for the Virginia facilities.

In 2005, we met our cash requirements through the following means:

•	We borrowed $3,850,000 from the Grayson National Bank and IWG to fund the balance of the payment for the acquisition of the IWG assets on March 31, 2005.

•	We received government grants in the amount of $375,000 from Virginia governmental agencies in connection with our acquisition of the IWG assets and operations of that business in Independence, Virginia.

•	We received $ 63,413 in cash when we acquired Universal Delaware as a result of the share exchange.

•	We sold 478,600 shares of common stock for $837,551 through a private placement offering after the share exchange.

•	During the year ended December 31, 2005, Investors exercised a total of 127,000 warrants resulting in our receipt of $199,000 and the issuance of 127,000 shares of our common stock.

Commitments

The following table sets forth our contractual obligations as of December 31, 2005:

	Total	Payments Due by Period			More Than 5 Years
$(000’s)		Less than 1 Year	1-3 Years	3-5 Years
Contractual Obligations
Debt obligations including estimated interest (1)	$7,995,665	$5,602,206	$235,488	$235,488	$1,922,483
Operating lease obligations (2)	291,064	96,741	194,323	—	—
Interest payments on debt (1)	1,842,473	187,476	538,740	538,740	577,517
Commitments under employment agreements (3)	2,760,000	690,000	1,380,000	690,000	—
Repayment of grants from the State of Virginia for the purpose of constructing a new bottling plant and increasing local employment	375,000	—	375,000	—	—

Total	$13,264,202	$6,576,423	$2,723,551	$1,464,228	$2,500,000

Preferred Stock commitments as of March 27, 2006 (4)
Redemption of convertible preferred stock	$—	$—	$—	$20,204,000	$—
Dividend payments on preferred stock	—	841,833	2,020,400	168,367	—

1.	In February 2006, an aggregate of $1,969,773 of debt and accrued interest were repaid from the proceeds of the February convertible preferred stock offering and an additional $3,000,000 of short-term debt was converted into Series A Convertible Preferred Stock. Accordingly, our debt obligations were reduced to $2,583,991 and interest payments on debt were reduced to approximately $224,000 per year as of March 27, 2006.
2.	In December 2004, the Company entered into a five year lease for its executive offices. The lease requires minimum monthly payments ranging from $6,199 to $7,059 during the term of the lease. The lease also provides for two three year extensions.

In October 2004, the Company entered into a one year lease for a warehouse in Virginia. The lease requires minimum monthly payments ranging from $3,000 to $6,000 per month. The lease also provides for a six month or five year renewal at $7,500 per month. The Company has exercised its six month renewal option.

3.	The Company has commitments pursuant to five-year employment agreements with certain of its officers.
4.	As of March 27, 2006, annual dividends payable on our outstanding preferred stock are approximately $1,010,000 payable in our common stock under certain conditions per year, subject to reduction to the extent the preferred stock is converted or redeemed.

Any unconverted preferred stock at February 17, 2009 is mandatorily redeemable.

ITEM 7. FINANCIAL STATEMENTS

See Financial Statements included in exhibits attached.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is: (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations; and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings. Although our principal executive officer and principal financial officer believe our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place.

Changes in internal controls

We have not made any changes to our internal controls subsequent to the Evaluation Date. We have not identified any deficiencies or material weaknesses or other factors that could affect these controls, and therefore, no corrective action was taken.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and executive officers, their ages and positions are set forth below:

Name	Age	Position
Duane N. Martin	39	Chairman and Chief Executive Officer and Director
Marc R. Fry	47	President, Chief Operating Officer and Director
John F. Levy	50	Chief Financial Officer and Secretary*
Joseph C. Balistreri	51	Vice President-Marketing
Dr. Charles E. Sizer	56	Vice President Research and Development
Ralph M. Passino	54	Senior VP of Mergers, Acquisitions & Joint Ventures*

*	Effective October 31, 2005, Ralph M. Passino resigned as Vice President, Chief Financial Officer (Principal Financial Officer) and Secretary of the Company. Effective November 28, 2005, John F. Levy was elected Chief Financial Officer (Principal Financial Officer) and Secretary of the Company.

Duane N. Martin is a Director, Chairman of the Board of Directors and our Chief Executive Officer since the share exchange described above. Prior to the share exchange, Mr. Martin had been a Director, Chairman of the Board of Directors and Chief Executive Officer of Universal Delaware since its formation in July 2004. Since 2002, Mr. Martin was President and owner of DNM Group, LLC, a real estate and management company, DNM Morris, LLC, a retail grocery company, and Martin Enterprises, a management company of personal care salons. In 1999, Mr. Martin was promoted to Executive Vice President of IGA Inc, and President of IGA North America, in which positions he served until he resigned from IGA to start the ventures identified in the prior sentence. Mr. Martin served in the IGA organization. From 1997, when he joined the IGA organization, until 1999, Mr. Martin was Vice President of Retail Operations, IGA USA.

Marc R. Fry is a Director, and our President and Chief Operating Officer since the share exchange described above. Prior to the share exchange, Mr. Fry had been a Director, President and Chief Operating Officer of Universal Delaware since its formation in July, 2004. From April 1996 to December, 2004, Mr. Fry was President and Chief Executive Officer of Alliance Holdings, Inc. a commercial design, construction and development company. From April 1993 to April 1996, Mr. Fry was Vice President and Chief Operating Officer of Parmalat USA Corp., and he was President and Chief Executive Officer of White Knight Packaging Corp. from November 1990 to April 1993 when it was acquired by Parmalat. Mr. Fry was the Regional Technical Manager of Tetra Pak Inc. from August 1984 to March 1991.

John F. Levy was appointed our interim Chief Financial Officer and Secretary on November 28, 2005. Mr. Levy is also currently the Chief Executive Officer of Board Advisory Services, a Westfield, New Jersey consulting firm established to assist public companies, or companies aspiring to be public, with revenues from $5 million to $500 million with corporate governance, corporate compliance, financial reporting and financial strategies. From August 2004 to May 2005, he served as Vice Chairman of MediaBay, Inc., a Morristown, New Jersey provider of premium spoken word audio content and products both online and offline through direct mail and wholesale to major retailers. Mr. Levy was Executive Vice President and Chief Financial Officer of MediaBay from 1997 to 2004. Mr. Levy serves as a director of IBuyDigital.com, Inc., a privately held online retailer of consumer electronics and other consumer goods, and Take-Two Interactive Software, Inc., a publicly-held integrated global developer, marketer, distributor and publisher of interactive entertainment software games and accessories.

Joseph Balistreri is Vice President- Marketing since the share exchange described above. Prior to the share exchange, Mr. Balistreri had been Vice President- Marketing of Universal Delaware since its formation in July, 2004. Since 2001, Mr. Balistreri has been operating a marketing consulting group, JCB & Associates. Mr. Balistreri was the Creative Director for IGA, Inc. from 1998 to 2001. Prior to IGA, Mr. Balistreri served as the president of IMPACT Marketing in Madison, Wisconsin.

Dr. Charles Sizer is Vice President Research and Development since the share exchange described above. Prior to the share exchange, Dr. Sizer was Vice President Research and Development of Universal Delaware since its formation in July 2004. Prior to July, 2004, Dr. Sizer was Director of the National Center for Food Safety and Technology at Illinois Institute of Technology (1998 to 2003). He was also General Manager of the Research Center (1993 to 1998), Director of Product Development (1986 to 1993), and Manager of Research and Aseptic Technology (1981 to 1986) for Tetra Pak USA. Dr. Sizer was an assistant Professor at Iowa State University (1979 to 1981). Dr. Sizer has been the President of Food Research Laboratories, Inc. (1978 to 1979); Section Manager (1976 to 1978) and Senior Research Scientist (1976 to 1978) for Frito-Lay Inc.

Ralph M. Passino is our Senior Vice President of Mergers, Acquisitions & Joint Ventures, a position he assumed on November 1, 2005. Prior to that appointment, he was our Vice President, Chief Financial Officer and Secretary since the share exchange. Prior to the share exchange, Mr. Passino had been the Chief Financial Officer of Universal Delaware since August 2004. From April 2004 to July 2004, Mr. Passino was a consultant to GenTek, Inc., an automotive and chemical manufacturer. From November 2003 to March 2004, Mr. Passino was Executive Vice President and Chief Financial Officer of American Household Inc. (formerly, Sunbeam Corporation). From October 1986 to April 2003, Mr. Passino was the Chief Financial Officer and then Vice President and General Manager of General Chemical Group Inc., an automotive and chemical manufacturer.

Officers are appointed annually by our board of directors and each executive officer serves at the discretion of our board of directors.

We maintain D&O insurance for our directors and officers.

None of our officers and/or directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Director’s Compensation

Duane N. Martin and Marc R. Fry, the current members of the board of directors, do not receive separate director’s fees. They will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We have not compensated our directors for service on our board of directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our board of directors and/or any committee of our board of directors.

Audit Committee

Our board of directors does not have an audit committee and no determination has been made as to whether any member of the board of directors qualifies as an audit committee financial expert as defined in Item 401 of Regulation S-B.

Nominating Committee

We do not have a nominating committee or nominating committee charter. Our board of directors performed some of the functions associated with a nominating committee. We have elected not to have a nominating committee at this time; however, our board of directors intends to continually evaluate the need for a nominating committee.

Code of Ethics

We do not currently have a corporate code of ethics applicable to our principal executive officer and financial officers. Prior to the share exchange, we did not believe such a code was necessary as we were not an operating company.

We intend to elect a Board of Directors, comprised of a majority of independent directors in 2006. The new Board of Directors intends to create an audit committee comprised of independent directors and containing at least one financial expert as defined in Item 401 of Regulation S-B and also to consider adopting a corporate code of ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to the Company and written representations from our executive officers and directors, we believe that during the year ended 2005, all officers and directors of the Company did file all of their respective Section 16(a) reports on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The following table provides certain summary information concerning the compensation paid or accrued during fiscal 2005 to our Chief Executive Officer and to each of the other executive officers who received compensation in excess of $100,000 during the last fiscal year (the “named executive officers”). The Company does not have a restricted stock award program or a long-term incentive plan.

SUMMARY COMPENSATION TABLE(1)

		Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)		Bonus ($)	Other Annual Compensation ($)	Securities Underlying Options/SARs (#)	All Other Compensation ($)
Duane N. Martin	2005	72,917	(2)	—	—	—	—
Chairman of the Board Chief Executive Officer
Marc R. Fry	2005	65,625	(3)	—	—	—	—
President, Chief Operating Officer
Ralph M. Passino(4)	2005	51,042	(5)	(6)	—	—	—
Senior VP of Mergers, Acquisitions and Joint Ventures
Joseph C. Balistreri	2005	59,259	(7)	(6)	—	—	—
Vice President-Marketing
Dr. Charles E. Sizer	2005	55,000	(8)	—	—	—	—
Vice President-R&D

(1)	See below for a description of the employment agreements of our executive officers and deferred compensation agreements.
(2)	Mr. Martin agreed to defer $125,000 of his 2005 salary as provided below under “Employment Agreements”. This amount is not included in the table above.
(3)	Mr. Fry agreed to defer $87,500 of his 2005 salary as provided below under “Employment Agreements”. This amount is not included in the table above.
(4)	Effective October 31, 2005, Ralph M. Passino resigned as Vice President, Chief Financial Officer (Principal Financial Officer) and Secretary of the Company. Effective November 28, 2005, John F. Levy was elected Chief Financial Officer (Principal Financial Officer) and Secretary of the Company.
(5)	Mr. Passino agreed to defer $87,500 of his 2005 salary as provided below under “Employment Agreements”. This amount is not included in the table above.
(6)	During 2005, Mr. Passino shared an apartment rented by the Company with Mr. Balistreri and another of the Company’s employees. Total monthly rent was approximately $1,500 per month.
(7)	Mr. Balistreri agreed to defer $50,000 of his 2005 salary as provided below under “Employment Agreements”. This amount is not included in the table above. Mr. Balistreri shared an apartment rented by the Company with Mr. Passino and another of the Company’s employees. Total monthly rent was approximately $1,500 per month.
(8)	Dr. Sizer agreed to defer $82,500 of his 2005 salary as provided below under “Employment Agreements”. This amount is not included in the table above.

2005 Option Grants

No stock options were granted during 2005 to any of the executive officers named in the Summary Compensation Table.

2005 Option Exercises and Year-End Valuation

No executive officers named in the Summary Compensation Table (i) exercised any options or SARs during 2005 or (ii) held any unexercised options or SARs on December 31, 2005.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2005, relating to equity compensation plans of the Company pursuant to which Common Stock is authorized for issuance. Our shareholders have not approved these plans.

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	2,412,500	n/a	837,500
Total	2,412,500	n/a	837,500

The shares of common stock included in the table above relate to our Universal Food & Beverage Company 2005 Compensation Plan for Outside Consultants (the “Plan”). In exchange for consulting services that benefit us, under the Plan we have and will enter into agreements whereby our consultants agree to provide their expertise and advise us for the purposes set forth in their consulting agreements and we intend to compensate them for their services under the terms of the Plan by delivering shares of our common stock to them in lieu of cash compensation.

Employment Agreements

Through Universal Delaware, we have entered into five year employment agreements with each of our executive officers, other than Mr. Levy, on substantially the terms set forth below. The term will be automatically renewed for successive five year periods absent 30 days advance notice by either party. The employment agreements provide for the following initial annual base compensation for each of our executive officers: D. Martin - $250,000; M. Fry - $175,000; C. Sizer - $165,000; and J. Balistreri -$100,000; provided that in each case the executive has agreed to a deferral of 50% of his annual base compensation until we have achieved a $4 million annual rate of revenues.

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

The officers have agreed to defer 50% of their compensation until the operations of the bottling facility reaches an annual revenue rate of $4,000,000. As of December 31, 2005, accrued but unpaid officer salaries were approximately $776,500.

Under the terms of the engagement agreement between us and Mr. Levy, Mr. Levy is required to devote at least 80 hours per month in providing CFO services during the period from through March 31, 2006. In exchange for the performance of CFO services, agreed to pay Mr. Levy $8,000 per month, payable semi-monthly, for up to 100 hours of services per month. Additional time spent by Mr. Levy over 100 hours per month will be paid to Mr. Levy at a rate of $100 per hour. In addition, Universal has agreed to promptly reimburse Mr. Levy for business expenses incurred by Mr. Levy in performing the CFO services under the agreement. Mr. Levy received $14,000 in payments in 2005.

Additionally, we agreed to grant Mr. Levy options to purchase 460,000 shares of our common stock, exercisable at $0.70 per share, the fair market value of our common stock on November 23, 2005, pursuant to an option agreement to be prepared under the 2006 Omnibus Stock Plan. The stock options will vest immediately and be exercisable according to the following schedule: 230,000 on immediately on issuance; 115,000 on May 30, 2006 and 115,000 on August 30, 2006; provided however, if we hire another chief financial officer prior to August 30, 2006, all unvested options will become immediately exercisable.

Compensation Committee

We currently do not have a compensation committee of the board of directors. Until a formal committee is established, our entire board of directors will review all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation and loans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of March 1, 2006. The information in this table provides the ownership information for:

•	each person known by us to be the beneficial owner of more than 5% of our Common Stock;

•	each of our directors;

•	each of our executive officers; and

•	our executive officers and directors as a group.

The table is based upon information provided by officers, directors and principal stockholders. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Common Stock beneficially owned and percentage ownership is based on the shares outstanding on March 1, 2006, and assuming the exercise of any options or warrants or conversion of any convertible securities held by such person, which are presently exercisable or will become exercisable within 60 days after March 27, 2006.

As of March 27, 2006, there were approximately 140 record holders of common stock and 37,439,536 shares of common stock outstanding.

Name and Address of Stockholder (1)	Number of Shares of Common Stock Owned	Total	Percentage of Common Stock Owned (2)
Duane N. Martin (3)	5,278,668	5,278,668	13.63%
Marc R. Fry (4)	4,000,000	4,000,000	10.68%
John F. Levy (5)	—	—	—
Joseph Balistreri	1,500,000	1,500,000	4.01%
Charles Sizer	1,500,000	1,500,000	4.01%
Bruce Neviaser (6)	6,103,338	6,103,338	15.18%
Ralph M. Passino (7)	3,200,000	3,200,000	8.55%
Rich Biscan (8)	1,931,334	1,931,334	5.15%
Magnetar Master Capital Fund, Ltd. (9)	3,500,000	3,500,000	9.35%
Directors and executive officers as a group (6 persons—Messrs. D. Martin, Fry, Levy, Passino, Balistreri and Sizer) (3)(4)(5)(7)	15,478,668	15,478,668	39.87%

(1)	Unless otherwise indicated the address of all the persons named is c/o Universal Food & Beverage Company, 3830 Commerce Drive, St. Charles, IL 60174.
(2)	Based on 27,313,554 shares of common stock outstanding, and otherwise computed in accordance with Rule 13d-3 of the Exchange Act.
(3)	Includes 333,334 shares held by Elizabeth Martin, his wife. Includes 333,334 shares of common stock held by Mrs. Martin that were subject to warrants exercisable within 60 days of January 31, 2006.
(4)	Includes 300,000 shares held by BLPJ LLC, a limited liability company of which he is the sole member.
(5)	Does not include 460,000 shares subject to an option agreement to be prepared.
(6)	Includes 333,334 shares held by Neviaser Enterprises, Inc., a corporation which he controls and 200,000 shares held by DNEV LLC, a limited liability company he controls. Includes 3,1001,669 shares of common stock that were subject to warrants exercisable by him, Neviaser Enterprises, Inc. and DNEV LLC within 60 days of March 2, 2005. Mr. Neviaser’s address is 4123 Mandan Cresent, Madison, WI 53712.
(7)	Includes 100,000 shares of common stock that were subject to warrants exercisable within 60 days of January 31, 2006.
(8)	Includes 41,334 shares of common stock that were subject to warrants exercisable within 60 days of January 31, 2006. Mr. Biscan’s address is 2162 Acorn Court, Wheaton, IL 60187.
(9)	Magnetar Capital Fund Ltd.’s address is 1603 Orrington Avenue, Evanston, IL 60201.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Advances from Related Parties

During the year ended December 31, 2005, Duane Martin, our Chairman and CEO, advanced to us a total of $404,000 through a combination of cash advances and unreimbursed business expenses. In January 2006, we repaid Mr. Martin $200,000 and in February 2006 in connection with the sale of the convertible preferred stock offering Mr. Martin converted the $204,000 owed to him by us into 204 shares of our Series A Preferred Stock. None of the advances required us to pay interest.

During the year ended December 31, 2005, Ralph Passino, our Senior VP of Mergers, Acquisitions & Joint Ventures, and former Chief Financial Officer, advanced us $45,000, without interest, which was repaid on February 21, 2006.

During the year ended December 31, 2005, Samuel J. Balistreri, the father of Joseph Balistreri, our Vice President-Marketing, advanced us $50,000 which was repaid in January 2006.

During the year ended December 31, 2005, Bruce Nevaiser, a 15% stockholder, directly and through certain affiliates, advanced us a total of $450,000, which was repaid on February 21, 2006.

Other Payments

During the year ended December 31, 2005, we paid Joseph Balistreri, $13,180 in unreimbursed business expenses incurred prior to our formation and $6,820 for certain trademarks and copyrights owned personally by Mr. Balistreri.

Under the terms of our consulting agreement with Mr. Levy, Mr. Levy was paid $14,000 during the year ended December 31, 2005.

In connection with the February 17, 2006 sale of the convertible preferred stock, under an agreement previously agreed to and disclosed to us prior to the appointment of Mr. Levy as Chief Financial Officer, the placement agent for the convertible preferred stock paid $ 221,582 to Mr. Levy and has agreed to transfer 303,060 of the Placement Agent Warrants to Mr. Levy, as a finder’s fee with respect to the transaction.

During 2005, Mr. Passino, Mr. Balistreri and a third employee of the Company shared an apartment paid for by the Company. Monthly rental was approximately $1,500.

Other Agreements

In connection with February 17, 2006 sale of the convertible preferred stock, Duane Martin, our Chairman and CEO and Marc Fry, our President, agreed not to sell, transfer or otherwise dispose of our common stock held by them until June 30, 2007, subject to certain exceptions.

ITEM 13. EXHIBITS

2.1		Share Purchase Agreement and Plan of Reorganization (without exhibits and schedules) (1)

3.1	(a)	Amended and Restated Articles of Incorporation, filed April 30, 1999.(2).

3.1	(b)	Certificate of Amendment to Articles of Incorporation, filed October 20, 1999. (2).

3.1	(c)	Certificate of Amendment to Articles of Incorporation, filed November 1, 2001.(3).

3.1	(d)	Certificate of Amendment to Articles of Incorporation, dated December 30, 2003.(4).

3.2		Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. (6)

3.3		Amended and Restated Bylaws.(2)

4.1		Form of Common Stock Purchase Warrant. (5)

4.2		Form of Senior Secured Exchangeable Convertible Note.(6)

4.3		Registration Rights Agreement dated as of December 30, 2005 by and among Universal Food & Beverage Company, and the Buyers as defined therein.(6)

4.4		Form of Common Stock Purchase Warrant.(6)

4.5		Registration Rights Agreement dated as of February 17, 2006 by and among the Company and the Buyers as defined therein.(7)

4.6		Form of Common Stock Purchase Warrant Agreement.(7)

10.1		Employment Agreement dated as of September 1, 2004 between Duane Martin and Universal Food & Beverage Company, a Delaware corporation.(5)*

10.2		Employment Agreement dated as of September 1, 2004 between Marc Fry and Universal Food & Beverage Company, a Delaware corporation.(5)*

10.3		Employment Agreement dated as of September 1, 2004 between Ralph Passino and Universal Food & Beverage Company, a Delaware corporation.(5)*

10.4		Employment Agreement dated as of September 1, 2004 between Joseph Balistreri and Universal Food & Beverage Company, a Delaware corporation.(5)*

10.5		Employment Agreement dated as of September 1, 2004 between Charles Sizer and Universal Food & Beverage Company, a Delaware corporation.(5)*

10.6		Option Agreement dated as of September 1, 2004 between Universal Food & Beverage Company, a Delaware corporation, and Independence Water Group, LLC.(5).

10.7		Asset Purchase Agreement dated as of February 28, 2005 between Universal Food & Beverage Company of Virginia, a Virginia corporation, and Independence Water Group, LLC.(5).

10.8		Real Estate Purchase Agreement dated as of February 28, 2005 between Universal Food & Beverage Company of Virginia, a Virginia corporation, and Independence Water Group, LLC.(5).

10.9		Universal Food & Beverage Company 2005 Compensation Plan for Outside Consultants. (8)*

10.10		Form of Stock Option Agreement under Consultants’ Plan. (8)*

10.11		Securities Purchase Agreement dated as of December 30, 2005 by and among the Company and the Buyers as defined therein.(6)

10.12		Securities Purchase Agreement dated as of February 15, 2006 by and among the Company and the Buyers as defined therein. (7)

10.13		Voting Agreement among the Company and the shareholders named therein.(7)

10.14		Asset Purchase Agreement dated as of February 17, 2006 between Universal Food & Beverage Company of Georgia and California Natural Products. (7)

10.15		Universal Food & Beverage Company 2006 Omnibus Stock Plan.(7) *

21		Subsidiaries of the Small Business Issuer’ (filed herewith)

23.1		Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1		Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2		Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or arrangement
(1)	incorporated by reference from Form 8-K dated September 28, 2004, filed October 1, 2004
(2)	incorporated by reference from our Registration Statement on form 10-SB filed on October 28, 1996
(3)	incorporated by reference from our Form 10-QSB filed on November 14, 2001
(4)	incorporated by reference from our Form 8-K filed on January 27, 2004
(5)	incorporated by reference from our Form 8-K filed on March 7, 2005
(6)	incorporated by reference from our Form 8-K filed on January 5, 2006
(7)	incorporated by reference from our Form 8-K filed February 21, 2006
(8)	incorporated by reference from our Form S-8 Registration Statement No. 333-129095, filed on October 18, 2005

(b) Reports on Form 8-K.

During the fourth quarter of 2005, and from January 1, 2006 until the date of filing of this Form 10-KSB, we filed the following Current Reports on Form 8-K:

Filing Date	Items Reported
October 19, 2005	8.01 and 9.01
November 4, 2005	5.02
December 1, 2005	1.01 and 5.02
January 5, 2006	1.01, 2.03, 3.02, and 9.01
January 21, 2006	1.01, 2.01, 3.02, 5.03, and 9.01

The above referenced Current Reports on Form 8-K did not contain any financial statements.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees for professional services rendered by BDO Seidman, LLP, our independent registered public accounting firm, engaged for the first time on April 28, 2005, for the audit of the our annual financial statements and review of our 2005 quarterly financial statements or services that are normally provided by our registered public accounting firm in connection with regulatory filings or engagements for fiscal year 2005 was $105,000.

Tax Fees and Other Fees

For our fiscal years ended December 31, 2005 and 2004, we did not incur any fees for professional services rendered for tax compliance, tax advice and tax planning or any other fees related to services rendered by our registered public accounting firm.

Pre-Approval for Services

We currently do not have a designated audit committee, and accordingly, the board of directors’ policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent registered public accounting firm and management are required to periodically report to our board of directors regarding the extent of services provided by our independent registered public accounting firm in accordance with this pre-approval, and the fees for these services rendered as of the date of the meeting and any other fees related to services rendered by our registered public accounting firm. The board of directors may also pre-approve particular services on a case-by-case basis.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL FOOD & BEVERAGE COMPANY

By:	/s/ Duane N. Martin
Duane N. Martin, Chairman and CEO

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(signed) Duane N. Martin	Chairman, CEO and Director	March 30, 2006

Duane N. Martin

(signed) Marc R. Fry	Director, President and COO	March 30, 2006

Marc R. Fry

(signed) John F. Levy	CFO and Secretary	March 30, 2006

John F. Levy

UNIVERSAL FOOD & BEVERAGE COMPANY

Index to Financial Statements

for the Years Ended December 31, 2005 and 2004

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Universal Food & Beverage Company

St. Charles, Illinois

We have audited the accompanying consolidated balance sheets of Universal Food & Beverage Company as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Food and Beverage Company at December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

Chicago, Illinois

March 17, 2006

UNIVERSAL FOOD & BEVERAGE COMPANY

Consolidated Balance Sheets

December 31, 2005 and 2004

	December 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash	$1,562,938	$243,161
Trade and other receivables, net	32,325	4,093
Inventories	622,603	161,294
Prepaid expenses and other assets	1,868,098	7,821

Total Current Assets	4,085,964	416,369

PROPERTY, PLANT AND EQUIPMENT- NET	7,713,024	1,274,470

OTHER ASSETS
Deposits and sundry	55,979	476,336
Intangibles and water rights, net	1,928,723	—

Total Other Assets	1,984,702	476,336

Total Assets	$13,783,690	$2,167,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term debt, net of $3,000,000 of original issue discount at December 31, 2005	$2,091,906	$62,769
Current portion of long-term debt	52,993	—
Accounts payable	788,769	109,426
Accrued expenses	1,157,267	490,308
Deferred revenue	71,362	61,001
Advances from officers	449,000	—

Total Current Liabilities	4,611,297	723,504

LONG-TERM LIABILITIES
Long-term debt, less current portion	2,408,865	—
Other long-term liabilities	375,000	—

Total Long-Term Liabilities	2,783,865	—

Total Liabilities	7,395,162	723,504

Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; authorized 100,000,000; issued and outstanding 33,339,686 and 23,137,677 as of December 31, 2005 and December 31, 2004, respectively	333,397	23,138
Paid in capital	15,078,375	4,860,458
Accumulated deficit	(9,023,244)	(3,379,925)
Note receivable – stockholder	—	(60,000)

Total Stockholders’ Equity	6,388,528	1,443,671

Total Liabilities and Stockholders’ Equity	$13,783,690	$2,167,175

The accompanying notes are an integral part of the financial statements.

UNIVERSAL FOOD & BEVERAGE COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 AND PERIOD FROM JULY 19, 2004

(INCEPTION) THROUGH DECEMBER 31, 2004

	2005	2004
Net sales	$1,259,525	$78,907
Cost of goods sold	2,866,657	373,330

Gross deficit	(1,607,132)	(294,423)

Expenses
Selling expenses	209,109	45,984
Office and administrative expenses	3,012,887	878,818
Research and development	257,345	—
Repairs and maintenance	296,455	—
Litigation settlement	—	2,160,700

Total Costs and Expenses	3,775,796	3,085,502

Loss from operations	(5,382,928)	(1,219,225)

Interest expense	260,391	—

Loss Before Income Taxes	(5,643,319)	(3,379,925)

Provision for Income Taxes	—	—

Net Loss	$(5,643,319)	$(3,379,925)

Basic and Diluted Net Loss per Common Share	$(0.19)	$(0.17)

Weighted Average Common Shares Outstanding	29,728,537	19,709,015

The accompanying notes are an integral part of the financial statements.

UNIVERSAL FOOD & BEVERAGE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Year ended December 31, 2005 and

Period from July 19, 2004 (Inception) to December 31, 2004

	Common stock Par value- $.01 100,000,000 shares authorized		Paid in capital	Accumulated deficit	Note Receivable- stockholder	Total
	Shares	Amount
Founding stockholders’ contributions - July 19, 2004	17,850,000	$17,850	$—	$—	$—	$17,850
Issuance of shares and warrants through private placement offering	3,465,675	3,466	2,595,778	—	(60,000)	2,539,244
Issuance of shares and warrants in connection with settlement agreement	1,822,002	1,822	1,364,680	—	—	1,366,502
Future issuance of shares and warrants in connection with settlement agreement	—	—	900,000	—	—	900,000
Net loss		—	—	(3,379,925)	—	(3,379,925)

Balance at December 31, 2004	23,137,677	23,138	4,860,458	(3,379,925)	(60,000)	1,443,671
Issuance of common shares and warrants through private placement offering prior to share exchange	1,496,670	14,967	1,107,533	—	—	1,122,500
Issuance of common shares and recapitalization in connection with reverse acquisition	2,679,239	235,031	(315,031)	—	—	(80,000)
Issuance of common shares and warrants in connection with acquisition agreement	3,000,000	30,000	2,880,000	—	—	2,910,000
Exercise of common stock warrants	127,000	1,270	197,730	—	—	199,000
Issuance of common shares through private placement offering after share exchange	478,600	4,786	832,765	—	—	837,551
Issuance of common shares to consultants	2,412,500	24,125	2,509,000	—	—	2,533,125
Issuance of common shares to employee	8,000	80	5,920	—	—	6,000
Issuance of warrants in December Bridge financing	—	—	1,680,761	—	—	1,680,761
Value of beneficial conversion in December Bridge financing	—	—	1,319,239	—	—	1,319,239
Receipt of stockholder note receivable	—	—	—	—	60,000	60,000
Net loss	—	—	—	(5,643,319)	—	(5,643,319)

Balance at December 31, 2005	33,339,686	$333,397	$15,078,375	$(9,023,244)	$—	$6,388,528

UNIVERSAL FOOD & BEVERAGE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED

DECEMBER 31, 2005 AND

THE PERIOD FROM JULY 19, 2004 (INCEPTION) TO DECEMBER 31, 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,643,319)	$(3,379,925)
Adjustments to reconcile net loss to net cash used in operating activities -
Non-cash stock compensation for consultants	706,187	—
Depreciation and amortization	216,864	5,587
Bad debt expense	254,680	—
Non-cash stock compensation for employee	6,000	—
Amortization of deferred financing costs and debt discount	207	—
Non-cash litigation settlement	—	2,160,700

Changes in operating assets and liabilities, net of effect of business combination		—
Trade and other receivables	(58,164)	(4,093)
Inventories	(461,308)	(161,294)
Prepaid expenses and other assets	6,193	(7,821)
Accounts payable	707,091	109,426
Accrued expenses	605,961	451,309
Deferred revenue	71,362	—

Net cash used in operating activities	(3,588,246)	(826,111)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in deposits and note receivable	(169,244)	(436,802)
Acquisition of Cardinal Minerals, Inc.	(80,000)	—
Business acquisition	(3,175,074)	—
Prepaid acqusition costs	—	(39,534)
Purchase of fixed assets	(1,351,705)	(999,255)

Net Cash used in Investing Activities	(4,776,023)	(1,475,591)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from government grants	375,000	—
Proceeds from short-term debt	4,301,107	—
Payments on short-term debt	(96,974)	—
Proceeds from long-term debt	2,500,000
Payments on long-term debt	(63,138)	(12,231)
Advances from officers	449,000	—
Receipt of stockholder receivable	60,000	—
Proceeds from sale of common stock	1,960,051	2,557,094
Proceeds from exercise of warrants	199,000	—

Net Cash Provided By Financing Activities	9,684,046	2,544,863

NET CHANGE IN CASH	1,319,777	243,161

CASH -
Beginning of period	243,161	—

End of period	$1,562,938	$243,161

Supplemental disclosures of cash flow information

During the year ended December 31, 2005, in connection with the business acquisition (see Note 15), a portion of the purchase price was funded by stock and warrants valued at $2,910,000 and seller financing of $850,000.

During the period ended December 31, 2004, we acquired certain equipment in the amount of $75,000 in exchange for a note payable and we acquired certain equipment in the amount of $205,802 for the issuance of equity instruments as part of a legal settlement.

During the year ended December 31, 2005 we paid $182,613 for interest in cash and $0 for income taxes. During the period from July 19, 2004 to December 31, 2004, we paid $0 for interest and taxes in cash.

The accompanying notes are an integral part of the financial statements.

UNIVERSAL FOOD & BEVERAGE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

1. BASIS OF PRESENTATION

The Company is in the early stage of operations. The Company intends to significantly expand its manufacturing capacities, broaden its marketing presence through the development of an internal sales force and broker network and build the required infrastructure to support these activities. As described in Note 18, the Company has raised a significant amount of capital which has been primarily used to acquire its Savannah faculties, retire certain debt obligations and related fees to the transaction. The remaining amount of approximately $4.5 million is available for working capital purposes. The Company is seeking additional amounts in to more fully implement its plans. The Company believes it has available avenues to proceed to secure such financing although no assurances can be made that such funding will be received. The Company believes that without the additional funding or a rapid increase in profitable sales, it will not have the necessary financing to continue as a going concern. The Company’s operations will continue to operate in a loss position as it builds the required capacity and infrastructure to operate in this competitive industry.

On March 2, 2005, Cardinal Minerals, Inc. (“Cardinal” or the “Company”) completed a share exchange with the shareholders of Universal Food & Beverage Company, a Delaware corporation, (“UFBC”) contemplated by a Share Purchase Agreement and Plan of Reorganization (“Reorganization Agreement”) dated September 28, 2004. Cardinal acquired all of the outstanding shares and other rights with respect to UFBC common stock for shares of common stock, $.01 par value, of Cardinal. Immediately prior to the share exchange, Cardinal effected a one (1)-for ten (10) reverse stock split of its shares of common stock then outstanding.

As a result of the share exchange and other transactions contemplated by the Reorganization Agreement and accounting for the reverse acquisition:

•	UFBC became a wholly owned subsidiary of the Cardinal.

•	The historical financial statements of UFBC are presented as the historical financial statements of the registrant (Company) and references to the Company’s financial condition or operations prior to March 2, 2005 are references to the financial condition or operations of UFBC.

•	Cardinal changed its name to Universal Food & Beverage Company

•	The former UFBC shareholders collectively were issued 24,634,345 shares of Cardinal’s common stock representing approximately 90.19% of the 27,313,554 issued and outstanding shares immediately following the share exchange.

•	The outstanding rights, warrants and options with respect to UFBC common stock became rights, warrants and options to acquire shares of the registrant’s common stock on a one-for-one basis on the same economic terms.

•	The one year term for all existing warrants, as discussed below, was amended to begin as of March 2, 2005.

The reverse acquisition was treated for financial accounting purposes as a recapitalization of UFBC and therefore the accompanying financial statements are those of UFBC rather than the historical financial statements of Cardinal Minerals, Inc. UFBC was formed on July 19, 2004, and had no activity until September 2004. At the closing, $80,000 of the former Cardinal Minerals Inc. liabilities were assumed and then paid as a result of the reverse acquisition.

In these financial statements references to “UFBC” or “the Company” refer to UNIVERSAL FOOD & BEVERAGE COMPANY, a Nevada Corporation.

2. MANAGEMENT AGREEMENT

On September 1, 2004, UFBC entered into a Management Agreement with Independence Water Group, LLC (“IWG”), pursuant to which UFBC managed the water bottling business of IWG. UFBC was responsible for sales and all costs of the facility, including normal debt payments of IWG, maintenance of the plant and equipment, insurance, taxes, etc. during the term of the agreement. The original expiration of the agreement was December 1, 2004, but the agreement was informally extended through March 31, 2005. The intention of the parties was to allow UFBC to manage the business until such time that UFBC could acquire the business in accordance with its strategic plan. As described in Note 15, IWG’s net assets were purchased by the Company on March 31, 2005.

In connection with the Management Agreement, UFBC issued IWG an option to receive 1,000,000 units, each unit consisting of one share of common stock and one warrant to purchase an additional share of stock. The option was exercisable with no consideration after the consummation of an acquisition agreement. The warrants were to be priced at $2.00 for 90 days after issuance and $2.50 for the next 275 days. The warrant exercise price and period were modified in the final acquisition agreements to be exercisable over three years for $1.00. The fair value of the shares and warrants are included in the purchase price of IWG (see Note 15).

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - The Company is a Nevada corporation and a developer, manufacturer and marketer of beverage products.

Basis of Financial Statement Presentation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Inventories - Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method of valuation. A determination is made at the end of each accounting period of the amount inventory, if any, which is deemed to be obsolete and the amount of obsolete inventory is written off to cost of goods sold.

Property, Plant and Equipment - Property and equipment are recorded at cost. Depreciation is computed using the straight line method over the estimated useful lives (5-7 years for furniture and equipment; 25 years for buildings and the lesser of 3 years or the lease term for leasehold improvements) of the assets. Depreciation expense was $216,864 for the year ended December 31, 2005 and $5,587 for the period from July 19, 2004 to December 31, 2004. Improvements which extend the lives of property or equipment for a period greater than one year or which have useful life of greater than one year are capitalized. Improvements which do not extend the lives of property or equipment are expensed in the current period as repairs and maintenance expense.

Long Lived Assets - The Company reviews the carrying value of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. To date, the Company has not recognized any assets which are impaired.

Intangibles/Water Rights - The Company acquired water rights from IWG (see note 15). The Company believes that these rights have indefinite lives and are therefore not being amortized.

Revenue Recognition - Revenue is recognized when merchandise is shipped to the customer. Funds received per contract prior to shipment are recorded as Deferred Revenue on the balance sheet. In some cases, revenues include only a co-packing fee as the customer provides the Company with the necessary materials and ingredients. In other instances, the Company provides all or part of materials and ingredients, and charges the customer for the materials and ingredients supplied.

Sales Returns and Allowances - For sales returns and allowances, the Company issues a credit to the customer once it has obtained the returned goods or obtained other evidence as to the legitimacy of the return or allowance. Discounts are offered to customers via promotional events. Discounts are recorded at the time of sale by issuing a credit for the discount relating to the shipment. Consideration given by the Company to a customer (including a reseller of the Company’s products) is accounted for as a reduction of revenue at the time of sale. For the twelve month period ended December 31, 2005, no consideration was provided to any customer.

Shipping and Handling Fees and Costs - The Company classifies shipping and handling costs billed to customers as net sales; costs related to shipping and handling are classified as cost of goods sold.

Income Taxes - The Company and its wholly owned subsidiaries file consolidated federal and state income tax returns.

Deferred tax assets and liabilities are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and tax credit carryforwards at enacted tax rates expected to be in effect when such amounts are realized or settled, subject to a valuation allowance when it is more likely than not that some or all of the deferred tax asset will not be realized.

Stock Based Compensation - The Company accounts for stock based compensation in accordance with FASB No. 123R, Share-Based Payment, which requires the fair value method of recording such items. There are currently no options outstanding. The Company issued shares of stock to employees and consultants in 2005 and recorded the fair value of the stock or the services, which ever is more representative of the value, at the date of the grant or issuance and are recording expense as the services are provided.

Research and Development Costs - Research and development costs are expensed as incurred.

Loss per Share - Basic loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average common shares outstanding during the period. Diluted loss attributable to common stockholders adjusts basic loss per share for the effects of stock options, warrants and other potentially dilutive financial instruments; only in such periods in which such effect is dilutive. Shares issuable upon the exercise of warrants and the conversion of convertible securities which were not included in the calculation of earnings per share were 18,487,677 and 4,487,677 as of December 31, 2005 and 2004, respectively.

Since the Company is in a net loss position, basic and dilutive net loss per share is the same since the inclusion of other common stock equivalents would be anti-dilutive.

Accounts and Notes Receivable - The Company makes judgments as to the collectibility of accounts and notes receivable based on historic trends and future expectations. Management estimates an allowance for doubtful receivables, which reflects its current assessment of the collectibility of the receivables. Management believes that the current specific and general receivable reserves aggregating $20,532 is adequate as of December 31, 2005. The reserve was $14,600 at December 31, 2004.

One customer accounted for 33.8% of our 2005 sales and another customer accounted for 16.2% of our 2005 sales, no other customer accounted for more than 10% of our 2005 sales.

Reclassifications – Certain items in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

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

Recent Accounting Pronouncements

SFAS No. 153

On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” (“SFAS 153”). SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. The provisions of SFAS 153 are effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

Staff Accounting Bulletin No. 107

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS No. 123(R). This interpretation provided the staff’s views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123(R) and investors and users of the financial statements in analyzing the information provided. The Company will follow the guidance prescribed in SAB No. 107.

SFAS NO. 123(R)

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first annual period beginning after June 15, 2005. The Company adopted SFAS No. 123 (R) as of October 1, 2005 and adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

SFAS No. 154

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections-A Replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement does not change the guidance for reporting the correction of an error in previously issued financial statements or a change in accounting estimate. The provisions of this Statement shall be effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS No. 154 will depend on the accounting change, if any, in future periods.

EITF 05-6

In June 2005, the EITF reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EIFT 05-6.”) EIFT 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

4. INVENTORIES

Inventories consist of the following:	2005	2004
Raw materials	$425,777	$78,180
Finished goods	196,826	83,114

	$622,603	$161,294

5. PREPAID EXPENSES AND OTHER ASSETS

On October 18, 2005, the Company registered 3,250,000 shares of commons stock on Form S-8 under its 2005 Compensation Plan for Outside Consultants. On October 19, 2005, the Company issued 2,412,500 of these shares to 22 consultants who have agreed to provide a variety of future consulting services in return for this stock compensation. These services will be provided over varying terms over a two year period. The Company has valued these shares at $1.05 per share, the last trading price for the five days prior to their issuance. The Company will expense these services as they are provided, typically over a two year period.

For the year ended December 31, 2005, the Company recognized consulting expense related to the consultants’ shares of $706,187. At December 31, 2005, a total of $1,826,813 of expenses related to consultants’ shares has been included in prepaid expenses.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:	2005	2004
Land	$3,732,000	$—
Equipment	3,034,602	1,033,162
Buildings	999,190	—
Leasehold improvements	114,629	$195,361
Furniture and office equipment	55,054	51,534

	7,935,475	1,280,057
Less: accumulated depreciation and amortization	222,451	5,587

	$7,713.024	$1,274,470

7. SHORT-TERM DEBT

	2005	2004
Convertible notes (1)	$3,000,000	$—
Original issue discount (1)	(3,000,000)	—

	—	—
Equipment loan with a commercial bank (2)	500,000	—
Equipment loan with the sellers (3)	850,000	—
Installment equipment note (4)	—	62,769
Installment equipment note (5)	122,133	—
Stockholder notes and related interest (6)	619,773	—

	$2,091,906	$62,769

(1)	$3,000,000 of senior secured convertible notes (“Senior Notes”) were sold to accredited investors in reliance on Regulation D under the Securities Act of 1933, as amended. Interest on the Senior Notes is at the rate of 10% per annum. The Senior Notes are secured by a lien on all of the Company’s assets subordinate to the long-term debt. The Senior Notes were scheduled to mature on the earlier of (i) March 15, 2006 or (ii) upon the Company’s issuance of any debt, equity or equity equivalent interest with aggregate gross proceeds of at least $6 million (“Maturity”). At Maturity, the Senior Notes were convertible, in whole or in part, at the option of the holders on the maturity date into shares of the Company’s common stock at $0.40 per share, subject to certain defined adjustments. An additional $250,000 of similar notes was issued in January 2006.
The Company also issued five-year warrants to purchase 6,000,000 shares of its common stock to the Senior Note purchasers, at an exercise price of $0.01 per share, subject to certain adjustments described in the Warrants. The warrants were valued at $1,319,239 using an acceptable valuation method and $1,680,761 has been ascribed as the value of the beneficial conversion feature of the Senior Notes. On February 17, 2006, in connection with our preferred convertible stock offering described below, the $3,000,000 of Senior Notes plus accrued interest of $38,630, were exchanged for $3,342,493 of preferred convertible stock and related warrants. (See Note 18.)
(2)	Equipment loan with a commercial bank obtained in connection with acquisition of IWG assets (see Note 15). The loan was due on December 31, 2005, with monthly interest only payments at prime plus one percent (effectively 8.25% at December 31, 2005) and was collateralized by certain equipment in the Virginia facility. In connection with the December 2005 Senior Note offering described in the preceding footnote, this equipment note was extended to March 31, 2006. In connection with the February 2006 sale of convertible preferred stock described in Note 18, the loan and all accrued interest was paid.
(3)	Equipment loan with the sellers of the IWG assets. The loan was due on March 31, 2006, with interest only payments at six percent for six months then converting to twelve percent until maturity and was secured by a second position on certain equipment and real estate in Virginia. In connection with the February 2006 sale of convertible preferred stock described in Note 18, the note and all accrued interest was paid.
(4)	Installment note payable for equipment, with twelve monthly payments of $6,472, including interest at 8%, through October 2005.

(5)	Installment note payable for equipment, with monthly payments of $9,395, including interest, due January 2007.
(6)	Four short term promissory notes provided by shareholders totaling $550,000 with interest accruing at 6%. The total principal and interest was due at various times during the fourth quarter of 2006. In connection with the February 2006 sale of convertible preferred stock described in Note 18, these notes and all accrued interest was were paid.

8. LONG-TERM DEBT

Effective March 31, 2005, in conjunction with the Asset Purchase Agreement (see note 17); the Company borrowed $2,500,000 in mortgage financing secured by the real estate of the Company’s Virginia subsidiary. The mortgage maturity date is March 31, 2025 and requires amortizing principal and interest payments over 20 years with interest at prime plus one percent (effectively 8.25% at December 31, 2005). The annual principal payments will vary based upon changing interest rates over time.

As of December 31, 2005, the future minimum loan payments of the long-term debt, assuming an 8.50% interest rate, are as follows:

Year Ending December 31,
2006	$52,993
2007	57,677
2008	62,775
2009	68,324
2010	74,636
Thereafter	2,145,453

Total maturities	$2,461,858

9. ACCRUED EXPENSES

Accrued expenses at December 31, 2005 and 2004 consist of the following:

	2005	2004
Officers’ compensation (1)	$776,438	$222,452
Customer refunds and allowances	168,478	—
Interest	77,778	—
Due for refund of stock subscription	49,999	4,660
Due to consultants	48,846	100,000
Accrued factory payroll	33,913	15,546
Miscellaneous accruals	1,815	—
Construction fees	—	82,500
Deferred revenue	—	65,150
Legal fees	—	61,001

	$1,157,267	$490,308

(1)	Included in accrued expenses are $776,438 and $142,452 of accrued officers’ compensation as of December 31, 2005 and December 31, 2004, respectively. The officers agreed to defer 50% of their compensation until the operations of the bottling facility reaches an annual revenue rate of $4,000,000.

10. INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2005 and 2004 differed from the amount computed by applying the U.S. Federal income tax rate of 34% and the state income tax rate of 4.9% to the pre-tax loss as a result of the following:

	2005	2004
Computed tax benefit	$2,235,000	$1,284,000
Increase (decrease) in valuation allowance for Federal and State deferred tax assets	(2,235,000)	(1,284,000)

Income tax expense (benefit)	$—	$—

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

	2005	2004
Federal and state operating loss carryforward	$3,855,000	$1,284,000
Accounts receivable, principally due to allowance for doubtful accounts	8,000	—
Deferred officers’ compensation	303,000	—
Reserve for returns and allowances	66,000	—

Total deferred tax assets	4,232,000	1,284,000
Less: Valuation allowance	(3,519,000)	(1,284,000)

Deferred tax assets	713,000	—

Prepaid consultants’ compensation	(713,000)	—

Total deferred tax liabilities	(713,000)	—

Net deferred tax assets	$—	$—

At December 31, 2005 and 2004, the Company has net operating loss carry forwards for Federal and state income tax purposes totaling approximately $9,885,000 and $3,380,000, respectively, available to offset future taxable income. These loss carry forwards expire in years beginning in 2024, unless utilized sooner. Cardinal prior to the stock exchange had net loss carry forwards of as much as $2,000,000. Due to IRS regulations with respect to changes of control, the amount available to be utilized on an annual basis will be limited (and is therefore not included in the table above). In addition, the ability to use Cardinal’s prior carry forwards before they expire is uncertain, so a valuation allowance for the entire benefit has been provided.

11. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of two grants from the State of Virginia in the amount of $375,000, which were provided to the Company in 2005 for the purpose of constructing a new bottling plant and increasing local employment. Due to the uncertainty of meeting the specific terms of the agreements, the Company has classified these grants as liabilities. The terms of the grants require that the Company employee a certain number of employees and spend certain capital amounts for facility expansion. After a 30 month period, the Company must account for these events or return a prorated amount of the grant funding. The 30 month period expires October 2007.

12. PRIVATE PLACEMENT OFFERINGS

Prior to the share exchange, UFBC conducted a private placement offering, which began in September 2004 and was terminated March 1, 2005, the day prior to the share exchange described in Note 1. The offering was for a maximum of $7,500,000, consisting of 10,000,000 units priced at $.75. Each unit consisted of one share of common stock and one warrant. The exercise price of the warrants was $2.00 for the first 90 days after issuance and $2.50 for the balance of a one year period. For the period from January 1, 2005 through March 1, 2005 (the date of the share exchange), UFBC issued 1,496,670 units or $1,122,500. The UFBC shareholders exchanged these shares and warrants for shares of common stock of the Company and warrants to purchase shares of common stock on the same terms as their original warrants. From September 2004 through March 1, 2005 UFBC issued 4,962,345 units for $3,721,744 under this agreement. The UFBC shareholders exchanged their shares for shares of the Company’s common stock in the share exchange.

The terms of the reorganization agreement called for the exchange of the former existing warrants for warrants of the Company. In addition, the Company modified the warrants to restart the 365 day term of the warrants effective the date of the merger. There was no financial statement effect based on this modification. As March 27, 2006, all unexercised warrants issued to UFBC shareholders have expired.

During the period from March 2, 2005 to December 31, 2005 (post merger), the Company sold 478,600 shares of common stock for $837,551 through another private equity placement offering.

13. WARRANTS

From its inception to December 31, 2005, the Company had the following activity related to stock warrants:

	Number of Warrants	Range of Exercise Prices
Balance at July 19, 2004 (inception)	—
Issued	4,487,677	$2.00 - 2.50
Exercised	—
Forfeited	—

Balance at December 31, 2004	4,487,677	$2.00 – 2.50
Issued	6,500,000	$0.01 - 2.50
Exercised	(127,000)
Forfeited	—

Balance at December 31, 2005	10,860,677	$0.01 - 2.50

All warrants are fully exercisable at December 31, 2005.

14. COMMITMENTS AND CONTINGENCIES

Leases

Rent expense for the year ended December 31, 2005 and for the period from July 19, 2004 to December 31, 2004 amounted to $139,074 and $4,575, respectively.

In December 2004, UFBC entered into a five year lease for its executive offices, which the Company assumed in the share exchange. The lease requires minimum monthly payments ranging from $6,199 to $7,059 during the term of the lease. The lease also provides for two three year extensions.

In October 2004, UFBC entered into a one year lease for a warehouse in Virginia, which the Company assumed in the share exchange. The lease requires minimum monthly payments ranging from $3,000 to $6,000 per month. The lease also provides for a six month or five year renewal at $7,500 per month. The Company has exercised its six month renewal option.

The Company also leases equipment on various operating leases.

Minimum annual rental payments under operating leases are as follows for the years ended December 31,

2006	$96,741
2007	62,447
2008	64,774
2009	67,102
2010	—

$291,064

Employment Agreements

The Company has commitments pursuant to employment agreements with certain of its officers. The Company’s minimum aggregate commitments under such employment agreements are approximately $525,000 during each of 2006, 2007, 2008 and 2009.

Litigation

The Company is not a defendant in any litigation.

15. BUSINESS ACQUISITION

On March 31, 2005, the Company’s wholly-owned Virginia subsidiary, Universal Food & Beverage Company of Virginia, completed the purchase from IWG, of the net assets of IWG’s water bottling business pursuant to the terms of an asset purchase agreement and real estate purchase agreement (“Asset Purchase Agreement”) with IWG. The net assets consisted of approximately 620 acres of forestland, certain water rights, a fully equipped and operational water bottling facility, a distribution warehouse and a home.

The purchase price consisted of the following:

•	$650,000 in cash, including a $150,000 deposit previously provided;

•	3,000,000 unregistered shares of Company stock, including 1,000,000 option shares in connection with the management agreement (see Note 2);

•	3,000,000 unregistered warrants of Company stock, including 1,000,000 warrants in connection with the management agreement (see Note 2), which are exercisable over three years at a price of $1.00 per share;

•	Proceeds from a 20 year mortgage note from a local bank in the amount of $2,500,000;

•	Note payable to IWG in the amount of $850,000, which bears interest at a rate of 6% annually for the first six months and 12% thereafter, and is payable in full on March 31, 2006.

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

$7,232,644

The cash portion of the acquisition was in part funded through the proceeds from a $500,000 short-term note. The seller mortgage was paid with proceeds from a similar mortgage with a new lender.

The acquisition has been accounted for as a purchase and the purchase price, including the direct costs of acquisition, have been allocated as follows:

Land	$3,732,000
Buildings	905,900
Equipment	666,021
Intangibles and water rights	1,928,723

$7,232,644

Since the business was acquired on March 31, 2005, the Company’s results of operations do not include the results of IWG prior to March 31, 2005. If the acquisition had occurred at the beginning of the period presented, the loss before income taxes and net loss for the year ended December 31, 2005 would have been higher by approximately $33,000. This additional loss would not change the loss per share amounts.

16. LITIGATION SETTLEMENT

On December 12, 2004, UFBC entered into a settlement agreement with Enhanced Beverage Co. (“EBC”), EBC’s parent and certain shareholders of EBC, collectively the “EBC parties”. Prior to UFBC entering into a management agreement with IWG, EBC had raised funds and entered into a similar arrangement with IWG to operate the facility with the intent to acquire the business. UFBC entered into the Settlement Agreement with the EBC parties in order to release UFBC from any claims that the EBC parties may have against UFBC.

In exchange for certain equipment and deposits (valued at approximately $205,802) that EBC had acquired in contemplation of the acquisition of the IWG business, UFBC agreed to a settlement of the following:

•	1,022,002 shares of UFBC common stock and warrants to the EBC shareholders that had funded the proposed acquisition. The warrants are exercisable immediately at an exercise price of $2.00 for the first 90 days and for $2.50 for the next 275 days and then expire.

•	400,000 shares of UFBC’s common stock to EBC.

•	400,000 shares of UFBC’s common stock to the CEO of EBC.

•	1,200,000 shares of UFBC’s common stock to the CEO of EBC issued in quarterly increments of 100,000 shares beginning on March 31, 2005.

•	$100,000 consulting agreement to the CEO of EBC for a period of one year.

•	The net effect of this settlement was to record a $2,160,700 charge to operations for the period ended December 31, 2004.

As a result of the share exchange, these obligations of UFBC became obligations of the Company, and the Company issued the shares and warrants (with expiration period reset as March 2, 2005) described above to EBC and its shareholders and CEO.

17. RELATED PARTY TRANSACTIONS

Advances from officers

During the year ended December 31, 2005, Duane Martin, the Company’s Chairman and CEO, advanced to us a total of $404,000 through a combination of cash advances and unreimbursed business expenses. In January 2006, we repaid Mr. Martin $200,000 and in February 2006 in connection with the sale of the convertible preferred stock offering, Mr. Martin converted the remaining $204,000 owed to him by the Company into 204 shares of our Series A Preferred Stock.

During the year ended December 31, 2005, Ralph Passino, the Company’s Senior VP of Mergers, Acquisitions & Joint Ventures, and former Chief Financial Officer, advanced to the Company $45,000 which was repaid on February 21, 2006.

Loans from related parties

During the year ended December 31, 2005, Samuel J. Balistreri, the father of Joseph Balistreri, the Company’s Vice President-Marketing, advanced us $50,000 which was repaid in January 2006.

During the year ended December 31, 2005, Bruce Nevaiser, a 15% stockholder, directly and through certain affiliates, advanced us a total of $450,000, which was repaid on February 21, 2006.

Other Payments

During the year ended December 31, 2005, the Company paid Joseph Balisteri, $13,180 in unreimbursed business expenses incurred prior to our formation and $6,820 for certain trademarks and copyrights owned personally by Mr. Balisteri.

Under the terms of the Company’s consulting agreement with John Levy, the Company’s Chief Financial Officer, Mr. Levy was paid $14,000 during the year ended December 31, 2005.

In connection with the February 17, 2006 sale of the convertible preferred stock, under an agreement previously agreed to and disclosed to the Company prior to the appointment of Mr. Levy as Chief Financial Officer, the placement agent for the convertible preferred stock paid $221,582 to Mr. Levy and has agreed to transfer 303,060 of the Placement Agent Warrants to Mr. Levy, as a finder’s fee with respect to the transaction.

Other Agreements

In connection with February 17, 2006 sale of the convertible preferred stock, Duane Martin, the Company’s Chairman and CEO and Marc Fry, the Company’s President, agreed not to sell, transfer or otherwise dispose of the Company’s common stock held by them until June 30, 2007, subject to certain exceptions.

18. SUBSEQUENT EVENTS

Sale of Additional Senior Notes

In January 2006, the Company sold an additional $250,000 of senior secured convertible notes (“Additional Senior Notes”) to accredited investors in reliance on Regulation D under the Securities Act of 1933, as amended. Interest on the Additional Senior Notes was at the rate of 10% per annum. The Additional Senior Notes were secured by a lien on all of the Company’s assets subordinate to the long-term debt. The Additional Senior Notes were scheduled to mature on the earlier of (i) March 15, 2006 or (ii) upon the Company’s issuance of any debt, equity or equity equivalent interest with aggregate gross proceeds of at least $6 million (“Maturity”). At Maturity, the Additional Senior Notes were convertible, in whole or in part, at the option of the holders on the maturity date into shares of the Company’s common stock at $0.40 per share, subject to certain defined adjustments. The buyers of the Additional Senior Notes received five-year warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.01 per share, subject to certain adjustments described in the Warrants. The warrants were valued at $112,500 using an acceptable valuation method and $137,500 has been ascribed as the value of the beneficial conversion feature of the January Senior Notes. On February 17, 2006, in connection with our preferred convertible stock offering described below, the Additional Senior Notes plus accrued interest were repaid.

Sale of Convertible Preferred Stock

On February 17, 2006, the Company sold and issued 20,204 shares of the Series A Preferred Stock, with each share initially convertible into 2,000 shares of the Company’s common stock, $0.01 par value per share (the “Common Stock”), and related warrants described below (the “Warrants”), in exchange for aggregate gross proceeds of $20,204,000. Of this amount $16,657,507 was paid in cash and $3,546,493 was paid through the roll over of outstanding indebtedness and satisfaction of related buy-in rights under certain of the Company’s senior convertible exchangeable notes issued in December 2005 and the dollar for dollar roll over of certain shareholder notes

The convertible preferred stock has a three year life at the end of which, the holders may put back to the Company all unconverted shares for cash at the face value of the preferred stock.

The Warrant each Investor received gives the holder the right to acquire one (1) share of Common Stock for every two (2) shares of Common Stock initially underlying the shares of Series A Preferred Stock purchased. The shares of Common Stock which may be acquired upon exercise of the Warrants are hereafter referred to as the “Warrant Shares.” The Warrants are exercisable initially at $0.70 per share of Common Stock, subject to adjustment, and are exercisable for five (5) years after issuance. The Warrants contain a cashless exercise provision.

Additionally if the Company does not achieve certain net sales targets in the four quarters ended March 31, 2007, the exercise price for the Warrant will be decreased and if the shareholders of the Company have not approved an amendment to the Company’s Certificate of Incorporation increasing the authorized Common Stock from 100 million to 300 million by May 15, 2006 the exercise price for the Warrant will be decreased to $0.01.

The Company and Investors entered into the Registration Rights Agreement, which imposes certain registration obligations upon the Company with respect to the shares of Common Stock underlying the Series A Preferred Stock and Warrants acquired by the Investors.

The Registration Rights Agreements contains certain requirements as to the timing of the filing and initial effectiveness, and the maintenance of the effectiveness, of any registration statements covering the resale of the registrable securities. If these deadlines are not met the Company will be required to make certain “registration delay payments”, which may be substantial. Notwithstanding the foregoing, in no event shall the aggregate of all registration delay payments exceed 20% of the aggregate of all Investor’s purchase prices.

The Company paid its placement agent a cash fee of $1,477,210 and a five-year warrant to purchase 3,030,600 shares of Common Stock at $0.50 per share of Common Stock. The placement agent paid $221,582 and has agreed to transfer 303,060 of its warrants to John Levy, the Company’s interim Chief Financial Officer, as a finder’s fee with respect to the transaction.

The Company used the proceeds of sale of the Series A Preferred Stock and Warrants to purchase the aseptic bottling plant and equipment assets of California Natural Products, Inc. located in Savannah, Georgia (see below). The Company also paid off certain outstanding obligations to Grayson National Bank and Independence Water Group, LLC and paid outstanding notes to certain shareholders and other current indebtedness. The balance of the proceeds will be used for working capital and capital expenditures.

Acquisition of Aseptic Bottling and Packaging Facility

On February 17, 2006, the Company’s wholly-owned Georgia subsidiary, Universal Food & Beverage Company of Georgia, purchased the net assets of an aseptic bottling and packaging and distribution facility in Savannah, Georgia (“Savannah Acquisition”) from California Natural Products, or CNP, pursuant to the terms of an asset purchase agreement with CNP dated each dated as of February 17, 2006. The cash purchase price for the assets was $9,000,000. The assets included real estate, buildings, operating assets, equipment and machinery, intellectual property, contract rights, business records, inventory and other personal property items.

The preliminary allocation of the purchase price is as follows:

Land	$655,500
Buildings	4,163,500
Maintenance Parts	200,000
Operating Supplies Acct	11,000
Equipment	3,970,000

Total	$9,000,000

The Company also agreed to purchase the inventory of finished goods, work in process and finished goods at the Savannah facility as of February 16, 2006 in the amount of $379,810. The Company expects to make this payment in April 2006.